Form 10-Q
period 1995-06-30
TANGRAM ENTERPRISE SOLUTIONS INC
filed 1995-08-14
CIK 804121

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended June 30, 1995

                       Commission File Number 0-15454



                     TANGRAM ENTERPRISE SOLUTIONS, INC.
           (Exact name of registrant as specified in its charter)

            Pennsylvania                    23-2214726
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)


                    5511 Capital Center Drive, Suite 400
                             Raleigh, NC  27606
                  (Address of principal executive offices)

                               (919) 851-6000
            (Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                              Yes             No



              Number of shares outstanding as of August 9, 1995

                       Common Stock         14,525,442

                     TANGRAM ENTERPRISE SOLUTIONS, INC.

                         QUARTERLY REPORT FORM 10-Q



                                    INDEX



                       PART I.  FINANCIAL INFORMATION



     Item 1 - Financial Statements:

          Balance Sheets - June 30, 1995 and December 31, 1994       3

          Statements of Operations - Three and Six Months Ended
               June 30, 1995 and 1994                                4

          Statements of Cash Flows - Six Months Ended
               June 30, 1995 and 1994                                5

          Notes to the Financial Statements                          6

     Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                    7


                         PART II.  OTHER INFORMATION


     Item 4 - Submission of Matters to Vote of Security Holders      9

     Item 6 - Exhibits and Reports on Form 8-K                       9

     Signatures                                                     10

                     TANGRAM ENTERPRISE SOLUTIONS, INC.
                               BALANCE SHEETS
             (in thousands, except share and per share amounts)
                                                 June 30,   December 31,
                                                   1995         1994
                                                (unaudited)
ASSETS
Current assets:
  Cash                                           $    137      $    614
  Accounts rec, net of allowance
   of $249 in 1995 and $262 in 1994                 3,433         3,350
  Other current assets                                538           212
  Deferred tax assets, net                            884           884
                                                 --------      --------
     Total current assets                           4,992         5,060
Equip, furn and fixtures, net of accumulated
   dep of $4,758 in 1995 and $4,563 in 1994           424           500
Deferred software costs, net                        2,557         2,370
Costs in excess of net assets of business
 acquired net                                       6,282         6,661
Other assets                                          849           457
                                                 --------      --------
Total assets                                     $ 15,104      $ 15,048
                                                 ========      ========
LIABILITIES and SHAREHOLDERS' EQUITY
Current liabilities:
  Note payable to shareholder                    $    606      $    606
  Note payable - current portion                      888           972
  Accounts payable                                  1,053           491
  Accrued expenses                                    440           460
  Deferred revenue                                  1,976         2,448
  Other current liabilities                            91           108
                                                 --------      --------
     Total current liabilities                      5,054         5,085

Note payable                                          500           500
Capital lease obligations                              50            95

Shareholders' Equity:
  Common stock, par value $.01, authorized
   48,000,000 shares, issued and outstanding
   14,470,794 in 1995 and 14,332,217 in 1994           45           143
  Additional paid-in capital                       44,257        44,214
  Accumulated deficit                             (34,902)      (34,989)
                                                 ---------     ---------
     Total shareholders' equity                     9,500         9,368
                                                 ---------     ---------
Total liabilities and shareholders' equity       $ 15,104      $ 15,048
                                                 ========      ========

               See accompanying notes to financial statements.

                     TANGRAM ENTERPRISE SOLUTIONS, INC.
                          STATEMENTS OF OPERATIONS
                  (in thousands, except per share amounts)
                              Three Months             Six Months
                              Ended June 30,         Ended June 30,
                            1995          1994        1995       1994
                               (unaudited)               (unaudited)
Revenues:                $  3,426      $  3,160    $  6,415   $  6,201

Costs and expenses:
  Costs of software           171           238         348        435
  Selling and marketing     1,874         1,413       3,360      2,681
  Development                 683           685       1,316      1,395
  General and admin           604           708       1,238      1,349
  Other expenses               41            _           66          5
                         --------      --------    --------   --------
Total costs and exp         3,373         3,044       6,328      5,865
                         --------      --------    --------   --------

      Net income         $     53      $    116    $     87   $    336
                         ========      ========    ========   ========



Inc per common share     $     _      $     _    $     _   $    .01
                         ========      ========    ========   ========


Weighted average number
  of common shares
  outstanding              15,539        24,619      15,284     24,565
                         ========      ========    ========   ========

               See accompanying notes to financial statements.

                     TANGRAM ENTERPRISE SOLUTIONS, INC.
                          STATEMENTS OF CASH FLOWS
                               (in thousands)
                                                       Six Months
                                                     Ended June 30,
                                                   1995         1994
                                                      (unaudited)
Cash flows from operating activities:
   Net income                                    $    87      $   336
   Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization                1,184        1,216
      Cash provided (used) by changes in
       working capital items:
       Accounts receivable                           (83)         118
       Other current assets                         (326)         101
       Other assets                                 (392)         (34)
       Accounts payable                              562          215
       Accrued expenses and other
         current liabilities                         (37)        (172)
       Deferred revenue                             (472)         (72)
                                                   ------       ------
Net cash provided by operating activities            523        1,708
                                                   ------       ------
Cash flows from investing activities:
   Deferred software costs                          (797)        (733)
   Expenditures for equip, furn and fixtures        (119)         (26)
                                                   ------       ------
Net cash used in investing activities               (916)        (759)
                                                   ------       ------
Cash flows from financing activities:
   Net repayments on notes payable                   (84)          _
   Redemption of Series E Preferred stock              _       (1,038)
   Repayment of capital lease obligations            (45)         (41)
   Proceeds from exercise of emp stock options        45           77
                                                   ------       ------
Net cash used in financing activities                (84)      (1,002)
                                                   ------       ------
Net increase (decrease) in cash                     (477)         (53)
Cash, beginning of year                              614          752
                                                   ------       ------
Cash, end of year                                $   137      $   699
                                                 ========     ========

           See accompanying notes to financial statements.

                     TANGRAM ENTERPRISE SOLUTIONS, INC.
                     NOTES TO THE FINANCIAL STATEMENTS

Note 1.  Basis of presentation

     The accompanying unaudited interim financial statements were prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Summary of Accounting Policies and Notes to Financial Statements included in the 1994 Form 10-K should be read in conjunction with the accompanying statements. These statements include all adjustments (consisting only of normal recurring accruals) which the Company believes are necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year.


Note 2.  Long term debt

     Long term debt includes a $1,000,000 note due July 1996 issued in connection with the Knozall acquisition. The holder had the option to call for payment of $500,000 in July 1995. The holder has elected to receive the entire $1,000,000 in July 1996.

Note 3.  Related party transactions

     In January 1995, the Company made non-recourse, non-interest bearing loans to certain officers of the Company totaling $392,000, which are payable on the fifth anniversary or at termination of employment. Total loans outstanding to officers at June 30, 1995, are $784,000.

     In December 1994, the Company issued a promissory note for $606,100 to Safeguard Scientifics, Inc. (Safeguard),which owns 72% of the Company, as part of the Preferred Stock Purchase Agreement for redemption of the Series D Preferred Stock held by Safeguard. The first payment on the note was made July 13, 1995, in the amount of $303,050.

Item 2.     Management's Discussion and Analysis of Financial Condition
           and Results of Operations

RESULTS OF OPERATIONS

Revenues
     Total revenues for the quarter ended June 30, 1995, increased 8% compared with the same period in 1994. The increase reflects the continuing growth of renewal and maintenance revenues and the introduction of LAN product sales from the August 1994 Knozall acquisition. The increase was partially offset by the continuing decline in gateway product revenues of 45%.

Selling and Marketing
     Selling and marketing expenses for 1995 increased 33% over the same period in 1994. The increase reflects the marketing campaign begun in the first quarter of 1995 to promote the new Unix, LAN and MVS versions of AM:PM (registered trademark) and the Company's new Consulting Services Group which assists customers in the implementation of AM:PM. In addition, staff was increased to support the expected increase in implementation services. This campaign continues through the fourth quarter and is expected to enhance the future success and profitability of the Company.

     Partially offsetting the increase above, the Company is focusing on reducing the selling and marketing expenses for the LAN division. The reduction should bring the division's expenses into line with the lower than anticipated revenues presently being generated.

Development Expenses

     The Company's development activities continue to focus on enhancing existing technologies in its distributed resource management product line with elimination of development expenses on non-strategic products.
Development activity is summarized in the table below:
                                      Six Months Ended
                                           June 30,
                                  1995                 1994
                                        (in thousands)
Development expenditures        $ 1,503             $ 1,588

Capitalized development costs      (797)               (733)

Amortization                        610                 540
                                --------             -------

Development Expenses            $ 1,316             $ 1,395

General and Administrative
     General and administrative expenses decreased from 22% of sales in the first quarter 1994 to 21% of sales in the first quarter 1995 to 19% of sales in the second quarter of 1995. The decline reflects the lower required investment in infrastructure as sales levels have increased.

Income Taxes

     At December 31, 1994 and 1993, the Company had net operating loss carryforwards of approximately $25.4 and $29 million, respectively. Therefore, no provision for income tax expense was required in either of the quarterly periods, and the provision for income taxes for 1995 is expected to be minimal.

LIQUIDITY AND CAPITAL RESOURCES

     Cash generated from operations has been adequate to fund the Company's development and finance activities. The Company believes that its existing cash resources together with cash provided by operations will be adequate to meet its cash requirements in the foreseeable future. Should the business grow more rapidly than anticipated, or if funds are required for technology purchases or acquisitions, the Company believes these funds will be available using debt, equity or other sources.

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 25, 1995.
At the meeting, the shareholders voted in favor of electing as directors the six nominees named in the Proxy Statement dated April 17, 1995.
The number of votes cast for, against or withheld were as follows:

I.   Election of Directors:
                                   For             Withheld
     W. Christopher Jesse       13,416,258          10,063
     Steven F. Kuekes           13,416,224          10,097
     Donald R. Lundell          13,416,049          10,272
     John F. Owens              13,416,113          10,208
     Charles A. Root            13,416,012          10,309
     Carl G. Sempier            13,414,525          11,796

Item 6.   Exhibits and Reports on Form 8-K
(a)  Exhibits - None

(b)  Reports on Form 8-K

     No reports on Form 8-K have been filed by the Registrant during the quarter ended June 30, 1995

                                 SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Tangram Enterprise Solutions, Inc.
                                             (Registrant)


Date   August 10, 1995           /s/ W. C. Jesse
                                 W. C. Jesse
                                 President and Chief Executive Officer


Date   August 10, 1995           /s/ Nancy M. Dunn
                                 Nancy M. Dunn
                                 Vice President of Finance and
                                 Chief Financial Officer