Form 10-Q/A
period 1995-06-30
TANGRAM ENTERPRISE SOLUTIONS INC
filed 1995-10-10
CIK 804121

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                FORM 10-Q/A
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 1995

                      Commission File Number 0-15454



                    TANGRAM ENTERPRISE SOLUTIONS, INC.
          (Exact name of registrant as specified in its charter)

         Pennsylvania                       23-2214726
(State or other jurisdiction of   (IRS Employer Identification No.)
 incorporation or organization)


                   5511 Capital Center Drive, Suite 400
                            Raleigh, NC  27606
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

  The  purpose  of  this amendment is to file Exhibit 27 -  Financial  Data
Schedule.

Item 6.   Exhibits and Reports on Form 8-K
(a)     Exhibits

        27.     Financial Data Schedule

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


Date:  October 9, 1995         /s/ W. C. Jesse
                               W. C. Jesse
                               President and Chief Executive Officer


Date:  October 9, 1995         /s/ Nancy M. Dunn
                               Nancy M. Dunn
                               Vice President of Finance and
                               Chief Financial Officer

                               EXHIBIT INDEX

     The following is a list of exhibits required by Item 601 of Regulation S-K to be filed as part of this Report.

     Exhibit No.     Description                     Page

     27              Financial Data Schedule           5