Form 10-Q
period 1995-09-30
TANGRAM ENTERPRISE SOLUTIONS INC
filed 1995-11-14
CIK 804121

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended September 30, 1995

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

                Yes   X              No


           Number of shares outstanding as of November 10, 1995

                      Common Stock         14,527,876

                    TANGRAM ENTERPRISE SOLUTIONS, INC.
                        QUARTERLY REPORT FORM 10-Q

                                   INDEX


                      PART I.  FINANCIAL INFORMATION

     Item 1 - Financial Statements:

          Balance Sheets - September 30, 1995 (unaudited)
               and December 31,1994                                3

          Statements of Operations - Three and Nine Months Ended
               September 30, 1995 and 1994 (unaudited)             4

          Statements of Cash Flows - Nine Months Ended
               September 30, 1995 and 1994 (unaudited)             5

          Notes to the Financial Statements                        6

     Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                  7


                        PART II.  OTHER INFORMATION

     Item 6 - Exhibits and Reports on Form 8-K                     9

     Signatures                                                   10

                    TANGRAM ENTERPRISE SOLUTIONS, INC.
                              BALANCE SHEETS
            (in thousands, except share and per share amounts)
                                           September 30,   December 31,
                                               1995           1994
                                            (unaudited)
ASSETS
Current assets:
 Cash                                        $     117      $    614
 Accounts rec, net of allowance of
     $256 in 1995 and $262 in 1994               3,174         3,350
 Other current assets                              381           212
 Deferred tax assets, net                          884           884
                                              --------      --------
     Total current assets                        4,556         5,060
Equip, furn and fixtures, net of accumulated
     dep of $4,863 in 1995 and $4,563 in 1994      344           500
Deferred software costs, net                     2,580         2,370
Costs in excess of net assets of business
     acquired, net                               6,092         6,661
 Other assets                                      849           457
                                              --------      --------
 Total assets                                $  14,421      $ 15,048
                                              ========       =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Note payable to shareholder                 $     303      $    606
 Note payable - current portion                  1,347           972
 Accounts payable                                  714           491
 Accrued expenses                                  493           460
 Deferred revenue                                1,921         2,448
 Other current liabilities                          91           108
                                              --------      --------
     Total current liabilities                   4,869         5,085

Note payable                                         _           500
Capital lease obligations                           13            95

Shareholders' Equity:
     Common stock, par value $.01,authorized
      48,000,000 shares, issued and outstanding
      14,526,626 in 1995 and 14,332,217 in 1994    145           143
     Additional paid-in capital                 44,273        44,214
     Accumulated deficit                       (34,879)      (34,989)
                                               --------      --------
          Total shareholders' equity             9,539         9,368
                                               --------      --------
Total liabilities and shareholders' equity    $ 14,421      $ 15,048
                                               ========      ========

              See accompanying notes to financial statements.

                    TANGRAM ENTERPRISE SOLUTIONS, INC.
                         STATEMENTS OF OPERATIONS
                 (in thousands, except per share amounts)
                               Three Months           Nine Months
                            Ended September 30,    Ended September 30,
                             1995        1994       1995        1994
                               (unaudited)            (unaudited)
Revenues                  $  3,495    $  3,418    $ 9,910    $  9,619

Costs and expenses:
  Costs of software            129         323        477         758
  Selling and marketing      1,896       1,550      5,256       4,231
  Development                  773       1,014      2,089       2,409
  General and admin            667         845      1,905       2,194
  Purchased R & D                _       1,253          _       1,253
  Other expenses                 7        (404)        73        (399)
                            -------     -------    -------     -------
Total costs and exp          3,472       4,581      9,800      10,446
                            -------     -------    -------     -------
     Net income           $     23    $ (1,163)  $    110    $   (827)
                            =======     =======    =======     =======

Inc per common share      $      _    $   (.08)  $      _    $   (.06)
                            =======     =======    =======     =======

Weighted average number
 of common shares
 outstanding                16,093      14,237     15,475      14,237
                            =======     ======     =======     =======

              See accompanying notes to financial statements.

                    TANGRAM ENTERPRISE SOLUTIONS, INC.
                         STATEMENTS OF CASH FLOWS
                              (in thousands)
                                                 Nine Months
                                             Ended September  30,
                                              1995          1994
                                                 (unaudited)
Cash flows from operating activities
   Net income                               $   110       $  (827)
   Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization           1,709         1,957
      Purchased research and development          -         1,253
      Cash provided (used) by changes in
      working capital items:
       Accounts receivable                      176           165
       Other current assets                    (169)          198
       Other assets                            (392)         (428)
       Accounts payable                         223           (69)
       Accrued expenses and other
        current liabilities                      16             2
       Deferred revenue                        (527)            8
                                            --------      --------
Net cash provided by operating activities     1,146         2,259
                                            --------      --------
Cash flows from investing activities:
   Deferred software costs                   (1,045)         (990)
   Acquisition of Knozall Systems                 _          (500)
   Expenditures for equip,furn and fixtures    (149)          (58)
                                            --------      --------
Net cash used in investing activities        (1,194)       (1,548)
                                            --------      --------
Cash flows from financing activities:
   Net borrowings (repayments) on
    notes payable                              (428)          570
   Redemption of Series E Preferred
    stock                                         _        (1,213)
   Repayment of capital lease obligations       (82)          (61)
   Proceeds from exercise of emp stock
    options                                      61            77
                                            --------      --------
Net cash used in financing activities          (449)         (627)
                                            --------      --------
Net increase (decrease) in cash                (497)           84
Cash, beginning of year                         614           752
                                            --------      --------
Cash, end of year                           $   117       $   836
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

Note 2.  Notes Payable

     Notes payable includes a $1,000,000 note due July 1996 issued in connection with the Knozall acquisition. The holder had the option to call for payment of $500,000 in July 1995. The holder has elected to receive the entire $1,000,000 in July 1996.

Note 3.  Related party transactions

     In January 1995, the Company made non-recourse, non-interest bearing loans to certain officers of the Company totaling $392,000, which are payable on the fifth anniversary or at termination of employment. Total loans outstanding to officers at September 30, 1995, are $784,000.

     In December 1994, the Company issued a promissory note for $606,100 to Safeguard Scientifics, Inc. (Safeguard), which owns 72% of the Company, as part of the Preferred Stock Purchase Agreement for redemption of the Series D Preferred Stock held by Safeguard. The first payment on the note was made July 13, 1995, in the amount of $303,050. The final payment is due December 15, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Revenues

    Total revenues for the three and nine months ended September 30, 1995, increased slightly compared with the same periods in 1994. Revenues from the Consulting Services Group and AM:PM (registered trademark) product line including maintenance continue to increase offsetting the continuing decrease in the Open Advantage (registered trademark) line. Arbiter (registered trademark) revenues remained flat for the quarter. LAN revenue for the three months increased slightly.

Selling and Marketing

     Selling and marketing expenses for the three months and nine months ended September 30, 1995, increased 22% and 24% over the same periods in 1994. The increase reflects the marketing campaign begun in the first quarter of 1995 to promote the new Unix, LAN and MVS versions of AM:PM and the Company's new Consulting Services Group which assists customers in the implementation of AM:PM. This increased spending, which continues through the fourth quarter, is being incurred to enhance the future revenue growth of the Company.

Development Expenses

     The Company's development activities continue to focus on enhancing existing technologies in its enterprise network software product line with elimination of development expenses on non-strategic products.  Development activity is summarized in the table below:
                                       Nine Months Ended
                                          September 30,
                                     1995           1994
                                        (in thousands)
Development expenditures         $   2,299      $   2,525

Capitalized development costs       (1,045)          (990)

Amortization                           835            874
                                 ----------     ----------
Development Expenses             $   2,089      $   2,409

General and Administrative

     General and administrative expenses decreased from 25% of sales in the third quarter 1994 to 19% of sales in the third quarter of 1995. The decline primarily reflects the elimination of professional fees associated with the acquisition of Knozall in 1994.

Income Taxes

     At December 31, 1994 and 1993, the Company had net operating loss carryforwards of approximately $25.4 and $29 million, respectively. Therefore, no provision for income tax expense was required for the nine months ended September 30, 1995 and 1994, and the provision for income taxes for 1995 is expected to be minimal.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the cash generated from operations has been adequate to fund day to day operations, development and finance activities. The Company believes that the funds required for the retirement of debt in July 1996, or if funds are required for technology purchases or acquisitions, that such funds will be available using debt, equity or other sources.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits -

     27   Financial Data Schedule

(b) Reports on Form 8-K - The following reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1995.

      (i) August 29, 1995, the Registrant filed on Form 8-K disclosing under Items 4 and 7 the dismissal of its independent accountant.

     (ii) September 20, 1995, the Registrant filed on Form 8-K disclosing under Item 4 the engagement of a new independent accountant.

                                SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Tangram Enterprise Solutions, Inc.
                                              (Registrant)

Date:  November 14, 1995          /s/ W. C. Jesse
                                  W. C. Jesse
                                  President and Chief Executive Officer


Date:  November 14, 1995          /s/  Nancy  M. Dunn
                                  Nancy M. Dunn
                                  Vice President of Finance and
                                  Chief Financial Officer

                                EXHIBIT INDEX

     The following is a list of exhibits required by Item 601 of Regulation S-K to be filed as part of this Report.

     Exhibit No.     Description                     Page

        27           Financial Data Schedule          12