Form 10-K405
period 1995-12-31
TANGRAM ENTERPRISE SOLUTIONS INC
filed 1996-04-01
CIK 804121

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                 FORM 10-K

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 1995
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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common
                          Stock, $0.01 par value
                             (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
            Yes    X                        No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K. ____

     The aggregate market value of shares of common stock held by nonaffiliates (based on the average of the bid and ask prices on March 21,1996, as reported by market makers of the Company's shares) was approximately $5,787,372. See Part II, Item 5 of this annual report for certain assumptions on which this calculation was based.

     As of March 21, 1996, there were 14,529,876 shares of the Company's common stock outstanding.

             DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant's definitive Proxy Statement relating to its scheduled 1996 Annual Shareholders Meeting are incorporated by reference in Part III, Items 10, 11, 12 and 13 of this report.

                                  PART I

Item 1. Business

General

     Tangram Enterprise Solutions, Inc. (the Company) develops and markets information technology asset tracking and software distribution products and services enabling automated enterprise-wide information system management. The Company markets to Fortune 1000 companies and their foreign equivalents requiring enterprise-wide management of computer assets and heterogeneous computing networks.

     The Company was created from the merger of Tangram Systems Corporation (Tangram Systems) and Rabbit Software Corporation (Rabbit) in September 1993. Each company had over 10 years of experience in providing software products in the mainframe connectivity market. The merger permitted the integration of complementary technologies by combining Tangram Systems' expertise in the area of wide area networks with Rabbit's open systems expertise.

Background and Strategy

     Historically, the Company focused on the demands of the traditional IBM customer base with the Open Advantage (registered trademark) UNIX SNA products, which enable microcomputer users to use both the local capabilities of the microcomputer and the data and software applications on a mainframe using 3270 emulation and the Arbiter (registered trademark) product, which enables Windows, DOS and OS/2 workstation users to access mainframe data, transfer files and perform terminal emulation. The Company developed its AM:PM (registered trademark) software which allows businesses to manage an enterprise's heterogeneous computer systems, including, for example, the automatic distribution of software and transfer of data. The Company expanded the AM:PM product line to include asset management capabilities. In 1994, the Company developed a LAN version of its software. Thus, while remaining committed to the needs of the traditional IBM market, the Company now has the ability to serve the entire spectrum of networking environments: wide area, local area and distributed networks. Currently the Company is continuing expansion of AM:PM and asset management and developing a new product, expected to be announced in the first half of 1996, which allows enterprises to automatically track and analyze their entire base of computer hardware and software assets.

     The Company maintains an active development program that is expanding the utility of the AM:PM product line through strategic alliances and new product functionality. In addition, the Company has expanded its development efforts into products that address the information technology (IT) asset tracking needs of large computing environments. The Consulting Services Group was formed to allow the Company to provide its customers with turnkey solutions of its software and has contributed to the expansion during 1995 with the development of products which are the direct result of turnkey installations.

     The Company believes that the continued expansion of heterogeneous computer networks and current downsizing and rightsizing trends are forcing businesses to seek automated solutions for tracking and managing their enterprise-wide IT assets in the increasingly competitive environment. The Company believes this trend will continue and that new product offerings and turnkey implementations of the Company's software will enable the Company to maintain a leading position in the asset tracking and electronic software distribution market.

PRODUCTS, PRODUCT DEVELOPMENT, MAINTENANCE AND SUPPORT

Products

     The Company's software and services cover both enterprise information systems management and connectivity. The AM:PM family of products is a leading software solution for asset tracking and distribution, allowing customers to manage heterogeneous computer resources across an entire enterprise. AM:PM allows companies with thousands of remote workstations and servers to accomplish tasks unattended. Such tasks include software distribution, data distribution and collection, and resource and asset management. AM:PM offers a variety of connectivity options for workstations, LANs and servers. AM:PM supports numerous operating platforms, including Solaris, HP-UX, SCO OpenServer, AIX, Windows, Windows NT, Windows 95 (registered trademark), DOS, OS/2, MVS, NetWare and Macintosh, as well as numerous communications protocols.

     Tangram Enterprise Asset Manager, a component of AM:PM, automatically performs software and hardware inventories and provides timely and accurate information on software usage. The AM:PM Corporate Safe (registered trademark) allows an end user to back up workstation data by distributing it to a remote location for protection in case of disaster. Product Builder (registered trademark), a recent add-on product to AM:PM, allows users to automatically bundle software and/or data for distribution.

     The Company offers implementation services to major corporations designed to facilitate implementation of AM:PM and maximize the customers' use of the product. Service offerings include project planning, product customization, custom application development and hands-on training.

     In late 1995, the Company began development of a new enterprise-wide asset tracking product scheduled for general availability in the first half of 1996.

     In addition, the Company offers several mainframe connectivity software products that provide access to IBM SNA networks, enabling companies to run a range of mainframe interface applications at high speeds on multiple workstation platforms. Arbiter provides a file transfer capability and PC-to-mainframe connectivity, with an IBM mainframe used as a LAN file server. Arbiter supports DOS, Windows and OS/2 workstations. The Open Advantage (registered trademark) gateway product line provides high-speed 3270 connectivity between mainframes and LANs.

Product Development

     Development resources are allocated between products according to the need for enhancement of existing products and the development of new products in proportion to existing revenue streams and market trends. Existing products are enhanced to keep them current with market requirements and to allow them to support new standards and environments. New products are developed that are complementary to existing products and enter new markets. Among 1995 developments were Solaris, HP-UX, SCO OpenServer and AIX versions of AM:PM as well as expansion of asset management capabilities to include Windows 95 and Windows NT. In 1995, development was completed on a new release of AM:PM MVS and AllTalk (registered trademark) which improved product functionality and stability across multiple new communication protocols and workstation configurations. In addition, development was completed on interfaces to Computer Associates' CA-Unicenter (registered trademark), Boole & Babbage's Ensign (registered trademark) and Oracle (registered trademark) products.

     Project teams handle product development from specification, design and implementation to product release. These project teams operate as autonomous units and include developers, product managers from marketing, quality control managers and members of senior management. In addition, the Consulting Services Group, as a direct result of on-site customer implementations of the Company's software, contributes to the product development and design process. Product Builder is a direct result of the Consulting Services Group's efforts.

     The majority of the Company's products and associated documentation have been developed internally. The Company has acquired in the past and intends to continue to acquire certain software technology from others and integrate those technologies into its product lines. The Company expended $3,115,000 for product development costs in 1995, compared with $3,497,000 in 1994 and $2,645,000 in
1993. No material expenditures were made in 1995 for acquisition of software technology. During 1994, the Company acquired certain technology as a result of the purchase of Knozall Systems, Inc., an Arizona-based software development firm specializing in LAN technologies, in connection with which the Company incurred a non-recurring charge totaling $1,253,000 and recorded additional capitalized software in the amount of $185,000.

Maintenance and Support

     The Company offers a comprehensive customer support program on both a fee and contract basis, with premium programs available to customers who have extraordinary needs. The Company surveys its customer base to ensure quality of service. The Company also offers project planning, product installation services, customized application development and hands-on product training. Other services include 24-hour service coverage for all products, on-site problem resolution and improved high-speed telecommunication links with our worldwide customers.

CUSTOMERS, SALES AND MARKETING

Customers

     The customer base is currently composed of organizations with large computing enterprises, some with tens of thousands of connected processors. The Company's customers are located primarily in North America and Europe and include companies in industrial, institutional and governmental markets. No single customer accounts for more than 10 percent of total product revenues.

Sales

     The Company delivers its AM:PM products through a direct channel in North America and through distributors internationally. The direct channel is managed out of Raleigh, North Carolina. The primary focus of the direct channel in 1995 was the Company's AM:PM and related asset management products, which are sold directly to large multilocation firms using a combination of telesales and in-person contacts at the customer location. The Consulting Services Group, formed in late 1994, contributed to the sales through this channel in 1995.

     In late 1995, the Company began building its international distribution channels through a network of independent distributors in major markets outside North America. All products sold outside North America are sold through distributors who resell to the end user. The international channel is managed out of Washington, D.C. The Company currently has international distributors in Great Britain, Scandinavia, Spain, Germany, Italy, Israel, South Africa, Australia, Belgium and Venezuela.

     The indirect channel is based in Malvern, Pennsylvania and its focus is the Company's Open Advantage product suite.

Marketing

     During 1995, the Company continued to emphasize the marketing of its software distribution and asset management software products to Fortune 1000 and government end users throughout North America and Europe. The Company's customer/prospect base consists of organizations that have a heterogeneous mix of computing platforms.

     The Company's marketing strategy focuses on positioning its products as market-driven solutions that leverage customer information systems investments, assist customers in the migration to new technologies and provide quality solutions with a superior value-to-price ratio. To ensure that the products reflect the changing market requirements, all of the Company's product development efforts are integrated with marketing and other functions in a team approach (see Product Development).

     Customer requests for enhancements to current products and the development of new products play a significant role in the Company's product marketing strategy. Senior management teams make regular customer visits to gain customer feedback. In addition, the Company receives direct feedback through its Consulting Services Group as it assists customers in applying AM:PM and asset management technology. The Company also conducts regular customer surveys to evaluate overall customer satisfaction as well as future product needs. The Company promotes its products through traditional advertising and direct lead generation. In mid-1995, a telemarketing group was formed to qualify and follow-up on leads generated through advertising and direct mail for its AM:PM and asset management products.

COMPETITION

     The market for the Company's products is highly competitive and is characterized by rapid changes in technology and user needs. The Company expects to encounter competition from established companies and new companies that are now developing or may develop and market comparable products. Many of the Company's actual and potential competitors have substantially greater financial, marketing and technological resources than the Company. The Company believes that the principal competitive factors in the industry are the compatibility of products with the customers' computer hardware and software, ease of use, price and the substantial base of technology that is required to join together the various platforms in today's heterogeneous enterprises. The quality of documentation, customer support and installation and the ability of a family of products to work together effectively are additional factors.

PRODUCT PROTECTION

     The Company relies on a combination of trade secrets, copyright and trademark laws, licenses, non-compete agreements and technical measures to protect its rights in its software products. The Company currently has no patents. The Company's products are generally licensed to end users pursuant to a license agreement that restricts the use of the products to a limited number of control point processors and/or a designated site or a limited number of nodes. The scope of legal protection available for the Company's products may vary in certain foreign countries.

     The Company protects the source code version of its products as a trade secret and as an unpublished copyrighted work. The Company does not allow the source code to be distributed to customers for the AM:PM products. The Company has been required from time to time to enter into source code escrow agreements with certain customers and distributors for certain of its products. These agreements require the release of source code only under very limited circumstances, principally a breach by the Company of its support obligations or a filing of bankruptcy.

     The Company believes that patent, trade secret and copyright protection is less significant than factors such as knowledge, experience of the Company's personnel, new products, frequent product enhancements, name recognition and ongoing, reliable product maintenance.

EMPLOYEES

     As of December 31, 1995, the Company employed 98 persons, including 43 in worldwide marketing, sales and field operations; 40 in product development and technical support; and 15 in general and administrative. None of the Company's employees are represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good.

Item 2. Properties

     The Company leases all of its facilities. The following table sets forth summary data on the Company's leased facilities:
Location       Approximate      Use                     Lease
               Square Feet                              Expiration
Raleigh, NC      23,000         Executive,sales,        April 30, 1997
                                development,marketing,
                                customer support,
                                distribution,
                                computing center

Malvern, PA*     16,500         Sales,development,      April 30, 1998
                                marketing and
                                customer support

Regional            400         Sales                   Various dates
Offices (3)                                                in 1996

* The Company subleases 6,500 square feet of these premises to a third party under an agreement expiring May 1, 1996.

Item 3. Legal Proceedings

     There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

                   Additional Information

     The following information is furnished in this Part I pursuant to Instruction 3 to Item 401(b) of Regulation S-K:

            Executive Officers of the Registrant

     The following persons were executive officers of the Company at
March 25, 1996:
Name                         Age           Position
W. Christopher Jesse          45           President, Chief Executive
                                           Officer and Director

Steven F. Kuekes              37           Vice President of
                                           Technology, Vice President
                                           and Director

Nancy M. Dunn                 47           Chief Financial Officer,
                                           Vice President of Finance,
                                           and Assistant Secretary

     W. Christopher Jesse has served as President, Chief Executive Officer and a director of the Company since October 1993. From March 1990 until September 1993, Mr. Jesse served as President, Chief Executive Officer and a director of Tangram Systems. From 1986 until he joined Tangram Systems, Mr. Jesse was Vice President of Federal Operations of Prime Computer Incorporated.

     Steven F. Kuekes has served as the Company's Vice President of Technology and as a director since October 1993. Mr. Kuekes also served as Vice President of Enterprise Computing Products and Services from November 1994 until December 1995. Mr. Kuekes was a founder of Tangram Systems and served as Vice President of Product Development and Technology and as a director of Tangram Systems from 1988 until September 1993.

     Nancy M. Dunn has served as the Company's Vice President of Finance, Chief Financial Officer and Assistant Secretary since October 1993. Ms. Dunn served as Vice President of Finance of Tangram Systems from April 1990 through September 1993 and Controller of Tangram Systems from October 1985 through March 1990.

                           PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
        Matters

     (a) The Company's common stock is quoted in the over-the-counter market in what are commonly referred to as the "pink sheets" under the symbol "TESI." The following table sets forth the high and low bid quotations of the Company's common stock from January 1, 1994, through
December 31, 1995, as provided by the market makers of the Company's common stock.
1995                            High                     Low
Fourth Quarter                 $2.25                   $1.25
Third Quarter                  $2.88                   $1.88
Second Quarter                 $2.63                    $.50
First Quarter                  $1.19                    $.56

1994

Fourth Quarter                 $1.44                    $.88
Third Quarter                  $1.38                    $.75
Second Quarter                 $1.63                   $1.13
First Quarter                  $2.75                   $1.50

     The high and low bid quotations for the Company's common stock for the period from January 1, 1994, through December 31, 1995, reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

     (b) Holders. On March 1, 1996, there were approximately 3,000 beneficial owners of the Company's common stock.

     (c) Dividends. Holders of the common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on the common stock have been paid by the Company. The Company intends to retain all future earnings for the expansion of its business and consequently does not presently intend to pay cash dividends on its common stock.

     (d) Assumptions Regarding Non-Affiliates. In calculating the aggregate market value of voting stock held by non-affiliates as shown on the cover page of this report, the Company has included all of its directors, executive officers and Safeguard as affiliates of the Company.

Item 6. Selected Financial Data
                                   Year Ended December 31
                          1995      1994      1993      1992     1991
Statements of                 (In thousands, except per share data)
operations data:
Revenues               $12,538   $12,778   $13,733   $16,767  $13,934

Net income(loss) (1)    (1,185)     (599)     (226)    1,271   (1,910)

Net income(loss) per      (.08)     (.04)     (.06)      .04     (.17)
common share (2)

Average common          14,459    14,216    13,942    15,418   13,929
outstanding

                                         December 31
                          1995      1994      1993      1992     1991
Balance sheet data:                      (In thousands)

Total assets           $12,829   $15,048   $15,787   $15,181  $14,091

Working capital         (1,379)      (25)    1,568        95      826
(deficit)

Long-term debt,          1,319     1,472               6,594    7,419
including current
portion

Shareholders'
equity (3)               8,246     9,368     10,715    2,197      923

(1)One-time charges for purchased research and development expenses (associated with the acquisition of Knozall) of $1,253,000 or $.09 per share are included in the 1994 results, and merger and restructuring expenses of $2,500,000 or $.18 per share are included in the 1993 results.

(2)Net income (loss) per common share is after dividends on preferred stock of $570,000, $610,000 and $480,000 for the years 1993, 1992 and
1991, respectively. No dividends were paid in 1994 or 1995.

(3)The increase in shareholders' equity in 1993 includes the contribution to capital of a $5.4 million note from the Company to Safeguard and $3.3 million of additional paid-in capital resulting from the merger (see Note 1 to the Company's financial statements).

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Tangram Enterprise Solutions, Inc. (the Company) develops and markets information technology asset tracking and software distribution products and services. AM:PM provides asset management solutions across heterogeneous networks, accomplishing such tasks as software distribution, asset tracking, data distribution, data collection and remote resource management. AM:PM is available for Solaris, HP-UX, SCO OpenServer, AIX, MVS, NetWare, Windows, OS/2, Windows NT, DOS, Windows 95 and Macintosh platforms.

     Tangram is a subsidiary of Safeguard Scientifics, Inc.
(Safeguard), a $1.5 billion entreprenurial technology company listed on the New York Stock Exchange. Currently, Safeguard owns approximately 72% of the Company.

     On March 21, 1996, the Company sold the assets and liabilities of the LAN division, formerly Knozall Systems, Inc., to its former owner, an officer and director of the Company, for book value. In addition, the Company retained rights to certain technology developed in the LAN division since August 1, 1994. In August 1994, the Company had acquired the assets and certain liabilities of Knozall for $1.5 million in cash and notes. As a result of the purchase, the Company incurred a non-recurring charge totaling $1,253,000, which is shown separately on the statement of operations as purchased research and development costs.

     On September 30, 1993, the Company merged with Tangram Systems Corporation. In connection with the merger, the Company incurred certain non-recurring charges totaling $2,500,000. The charges consisted of severance payments, costs associated with duplicative pre-merger costs, professional fees associated with the merger, and the elimination of non-strategic products, including $1,200,000 of accelerated software amortization relating to various gateway products that have been eliminated. These items are shown on the statement of operations as merger and restructuring charges. See Note 1 to the Company's financial statements included in this report for additional information concerning the merger.

Results of Operations

Revenues

     Software revenues for the year ended December 31, 1995, modestly decreased to $12.5 million from $12.8 million for the same period in 1994. Revenues from the AM:PM product line, including related consulting and maintenance fees, increased 23% in 1995. This was offset by a 23% decrease in revenues from the traditional mainframe product lines, including gateways, which accounted for most of the decrease, and from Arbiter, which decreased slightly. The increase in AM:PM revenue in 1995 reflects the expansion of sales coverage, a broadening of the Company's AM:PM product and consulting offerings, and the continued growth in the IT asset management market. The decrease in the mainframe product line reflects the continued weakening demand in the connectivity market. Revenues from LAN products increased in 1995 due to the comparison of full year results in 1995 to partial year results in 1994, but is not material to total revenues in either year. LAN revenues will be insignificant in 1996 due to the sale of the LAN division in March 1996.

The Company believes that its AM:PM and asset management products and its new asset tracking products will represent the predominant portion of the Company's revenues. Consulting revenues had a significant impact on AM:PM and asset management revenues in 1995, and management expects this trend to continue. Revenues from gateway products continue to decline as expected; however, revenues from Arbiter have declined more slowly than expected.

     Maintenance fee revenues for 1995 were approximately 38% of total software revenues as compared to approximately 29% for 1994 and 26% for 1993. The continuing increase in maintenance fee revenues is due to the historical upward trend of software sales on which these fees are based, in addition to the strong renewal history the Company has experienced.

Development Expenses

     Development activity is summarized in the table below:
                                        (In thousands)
                                 1995       1994       1993
Development expenditures       $3,115     $3,497     $2,645

Capitalized development costs  (1,286)    (1,442)    (1,042)

Amortization                    1,060      1,226      1,581
                               _______    _______    _______

Development expenses           $2,889     $3,281     $3,184
                               ======     ======     ======

     During 1995, the Company focused its energies on enhancing its AM:PM and asset management solutions. The Company's product line was expanded to support Windows 95, Solaris, HP-UX, SCO OpenServer and AIX environments. The Company intends to continue to focus on its core products and eliminate development expenses on non-strategic products. In late 1995, the Company began development of an enterprise-wide asset tracking product, which the Company expects to begin marketing in 1996. As a percentage of software revenues, development expenses were 23% for 1995, 25% for 1994 and 23% for 1993.

Selling and Marketing Expenses

     Selling and marketing expenses increased as a percentage of software revenues from 33% in 1993 to 43% in 1994 to 54% in 1995. In absolute dollars for 1995, these expenses increased 22% to $6.7 million from $5.5 million in 1994 and increased 21% in 1994 from $4.6 million in 1993. The increase in these expenses in dollars and as a percentage of revenues during 1995 was due primarily to the marketing campaign to promote the new UNIX, LAN and MVS versions of AM:PM and asset management. In addition, the increase reflects the cost of the Consulting Services Group formed in late 1994 to assist customers with the implementation of the Company's products, the expansion of sales coverage needed to address the market for the Company's products, and the selling and marketing expenses of the LAN division. The increases in 1994 and 1993 were due to the expense of rebuilding the marketing and sales organizations following the termination of a marketing agreement with Systems Center, Inc. in the second half of 1993 and certain duplicative expenses attributable to the merger in 1993 and the acquisition in 1994.

     The Company expects to continue to commit the necessary resources to address the market for its products, and therefore selling and marketing expenses in dollars should continue to increase. The Company plans a channel marketing program and infrastructure to support its strategic partnership efforts. In addition, the advertising campaign that began in 1995 will continue to focus on the Company's newest products.

General and Administrative Expenses

     General and administrative expenses have declined from $2.9 million to $2.7 million to $2.5 million in 1993, 1994 and 1995, respectively. As a percentage of revenues, general and administrative expenses have remained constant at 21% in 1993 and 1994 and 20% in 1995. The 7% decline in general and administrative expenses in each of 1995 and 1994 reflects the Company's efforts to leverage infrastructure while investing in selling and marketing expenses. The Company believes that sales levels can increase without requiring significant additional expenditures for infrastructure.

Liquidity and Capital Resources

     Historically, cash provided from operating activities has been adequate to fund the Company's development and finance activities, including the payment of the note payable to Safeguard for the redemption of the remaining Series D Preferred Stock during 1995. The Company generated cash from operating activities despite its net losses in the past three years due to the significant levels of depreciation and amortization. In October 1995, the Company extended the maturity date of its bank term loan to October 1996. The Company believes that its existing cash resources, together with cash provided by operations, will be adequate to meet its cash requirements through 1996. Should the business grow more rapidly than anticipated, or if funds are required for technology purchases or acquisitions, the Company believes these funds will be available using debt, equity or other sources.

Item 8. Financial Statements and Supplementary Data

     The consolidated financial statements and schedule filed with this report appear on pages F-2 through F-15, and are listed on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

                              PART III

Incorporated by Reference

     The information called for by Item 10 Directors and Executive Officers of the Registrant (other than the information concerning executive officers set forth after Item 4 herein), Item 11 Executive Compensation, Item 12 Security Ownership of Certain Beneficial Owners and Management and Item 13 Certain Relationships and Related Transactions is incorporated herein by reference to the Company's definitive proxy statement for its 1996 Annual Shareholders Meeting, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year to which this report relates.

                                   PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
         8-K

(a) The following documents are filed as a part of this report:

    (1)     Financial Statements

           (i) Report of Independent Auditors                      F-2

          (ii) Balance Sheets at December 31, 1995 and 1994        F-3

         (iii) Statements of Operations for the years ended
               December 31, 1995, 1994 and 1993                    F-4

          (iv) Statements of Shareholders' Equity for the years
               ended December 31, 1995, 1994 and 1993              F-5

           (v) Statements of Cash Flows for the years ended
               December 31, 1995, 1994 and 1993                    F-6

          (vi) Notes to Financial Statements           F-7 through F15

    (2)     Financial Statement Schedules

           (i) Schedule II -Valuation and Qualifying Accounts for
               the years ended December 31, 1995, 1994 and 1993     18

    (3)     Exhibits

           See Item 14(c) of this Report.

(b) Reports on Form 8-K.

    No reports on Form 8-K have been filed by the Registrant during the quarter ended December 31, 1995.

(c) Exhibits

    The following is a list of exhibits required by Item 601 of Regulation S-K to be filed as part of this Report. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicted in parentheses.

    2.1   Agreement and Plan of Reorganization among Tangram
          Systems Corporation, Rabbit Software Corporation and Rabbit Acquisition, Inc. dated as of September 22, 1993 (3)
         (Exhibit 2.1)

    2.2 Plan of Merger of Rabbit Acquisition Corporation (A North Carolina Corporation) With and Into Tangram Systems
          Corporation (A North Carolina Corporation) (3) (Exhibit 2.2)

    2.3   Plan of Merger of Tangram Systems Corporation (A North
          Carolina Corporation) With and Into Rabbit Software
          Corporation (A Pennsylvania Corporation) (3) (Exhibit 2.3)

    2.4 Asset Purchase Agreement dated August 1, 1994 among Knozall Systems, Inc. and Tangram Enterprise Solutions, Inc. (7) (Exhibit 2.4)

    2.5 Convertible Subordinated Promissory Note dated August, 1994 by and between Tangram Enterprise Solutions, Inc. and Knozall Systems, Inc. (7) (Exhibit 2.5)

    3.1   Articles of Incorporation of the Company, as amended (4)
          (Exhibit 3a)

    3.2   Articles of Amendment of Rabbit Software Corporation (3)
          (Exhibit 3.2)

    3.3   Articles of Amendment of the Company (7) (Exhibit 3.3)

    3.4   By-Laws of the Company, as amended (4) (Exhibit 3b)

    4.1 Designation of Series D Convertible Preferred Shares and Series E Redeemable Preferred Shares of Rabbit Software
          Corporation (3) (Exhibit 4.1)

    4.2 Form of Certificate evidencing Common Stock, $.01 par value, of the Company (7) (Exhibit 4.2)

    4.3** Amended 1988 Stock Option Plan of the Registrant (6)
          (Exhibit 4c)

    4.4** Form of Stock Option Agreement under Amended 1988 Stock
          Option Plan (6) (Exhibit 4d)

    4.5** The Company's 1988 Stock Option Plan, as amended (7)
          (Exhibit 4.5)

   10.1 License and Marketing Agreement Between Systems Center, Inc. and Tangram Systems Corporation, dated September 10, 1992
          (5) (Exhibit 10.1)

   10.2   Settlement and Release of All Claims Agreement (Between
          Systems Center, Inc. and Tangram Systems Corporation), dated June 22, 1993 (5) (Exhibit 10.2)

   10.3   Agreement of Lease, executed by the Company and Graham
          Associates Ltd, dated November 23, 1991 (5) (Exhibit 10.3)

   10.4 Agreement of Lease, executed by the Company on February 17, 1986, with Morehall Associates Limited Partnership (1)
          (Exhibit 10m)

   10.5 First Amendment to Agreement of Lease, dated June 13, 1986, with Morehall Associates Limited Partnership (2)
          (Exhibit 10i)

   10.6 Second Amendment to Agreement of Lease, dated June 1, 1989, with Morehall Associates Limited Partnership (2)
          (Exhibit 10j)

   10.7 Third Amendment to Agreement of Lease, dated October 12, 1992, with Morehall Associates Limited Partnership (4)
          (Exhibit 10d)

   10.8   Administrative Services Agreement with Safeguard
          Scientifics, Inc., dated December 15, 1985 (1) (Exhibit 10s)

   10.9 Stock Purchase Agreement dated December 15, 1994 by and between Safeguard Scientifics (Delaware), Inc. and Tangram Enterprise Solutions, Inc. (7) (Exhibit 10.9)

  10.10   Promissory Note dated December 15, 1994 from Tangram
          Enterprise Solutions, to Safeguard Scientifics (Delaware), Inc. (7) (Exhibit 10.10)

  10.11** Employment Agreement dated August 1, 1994 by and between the
          Company and Donald R. Lundell (7) (Exhibit 10.11)

  10.12** Promissory Note dated August 19, 1994, and Pledge Agreement dated July 22, 1994, between the Company and Chris Jesse (7) (Exhibit 10.12)

  10.13** Promissory Note dated August 19, 1994, and Pledge Agreement dated July 22, 1994, between the Company and Steve Kuekes
          (7) (Exhibit 10.13)

  10.14** Promissory Note dated August 19, 1994, and Pledge Agreement dated July 22, 1994, between the Company and Nancy Dunn (7) (Exhibit 10.14)

  10.15** Promissory Note, Pledge Agreement and Agreement to Transfer
          or Terminate dated January 31, 1995, between the Company and Chris Jesse (7) (Exhibit 10.15)

  10.16** Promissory Note and Pledge Agreement dated January 31, 1995, between the Company and Steve Kuekes (7) (Exhibit 10.16)

  10.17** Promissory Note, Pledge Agreement and Agreement to Transfer or Terminate dated January 31, 1995, between the Company and Nancy Dunn (7) (Exhibit 10.17)

  10.18** Memorandum of Agreement Regarding Compensation and Benefits dated June 3, 1994 among Safeguard Scientifics, Inc., the Company, Chris Jesse, Steven Kuekes and Nancy Dunn (7)
          (Exhibit 10.18)

  10.19** Employee Non-Disclosure and Non-Competition Agreement dated
          October 4, 1993, and First Amendment dated June 3, 1994, between the Company and Chris Jesse (7) (Exhibit 10.19)

  10.20** Employee Non-Disclosure and Non-Competition Agreement dated
          October 4, 1993, and First Amendment dated June 3, 1994, between the Company and Steve Kuekes (7) (Exhibit 10.20)

  10.21** Employee Non-Disclosure and NonCompetition Agreement dated
          October 4, 1993, and First Amendment dated June 3, 1994, between the Company and Nancy Dunn (7) (Exhibit 10.21)

  11*     Statement Re Computation of Per Share Earnings

  27*     Financial Data Schedule

  *       Filed herewith.

 ** Management contract or compensatory plan or arrangement in which directors and/or executive officers of the registrant may participate.

(1) Filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-9525), and incorporated herein by reference.

(2) Filed as an exhibit to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1989, and incorporated herein by reference.

(3) Filed as an exhibit to the Company's Current Report on Form 8-K dated September 30, 1993, and incorporated herein by reference.

(4) Filed as an exhibit to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1992, and incorporated herein by reference.

(5) Filed as an exhibit to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1993, and incorporated herein by reference.

(6)       Filed on March 4, 1994, as an exhibit to the Company's
          Registration Statement on Form S-8 (No. 33-76066) and incorporated herein by reference.

(7) Filed as an exhibit to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1994, and incorporated herein by reference.

(d) See Item 14(a) of this Report.

                    TANGRAM ENTERPRISE SOLUTIONS, INC.

              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

               Years ended December 31, 1995, 1994 and 1993
                                 Additions
                    Balance at    Charged      Deductions      Balance
                    Beginning    to Costs         from          at End
                    of Period   and Expenses    Reserves     of Period
Year ended December  $262,300     $169,000      $206,300      $225,000
31, 1995 - Allowance
for Doubtful Accounts

Year ended December  $336,300      $82,000      $156,000      $262,300
31, 1994 - Allowance
for Doubtful Accounts

Year ended December  $172,500     $232,400       $68,600      $336,300
31, 1993 - Allowance
for Doubtful Accounts

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 TANGRAM ENTERPRISE SOLUTIONS, INC.

Dated: March 28, 1996            By: /s/ W. C. Jesse
                                 W. C. Jesse
                                 President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: March 28, 1996            /s/ W. C. Jesse
                                 W. C. Jesse
                                 President, Chief Executive Officer,
                                 and Director
                                 (Principal Executive Officer)

Dated: March 28 1996             /s/ Nancy M. Dunn
                                 Nancy M. Dunn
                                 Chief Financial Officer and Assistant
                                 Secretary
                                 (Principal Financial and Accounting
                                 Officer)

Dated: March 28, 1996            /s/ Charles A. Root
                                 Charles A. Root
                                 Chairman of the Board of Directors

Dated: March 28, 1996            /s/ Steven F. Kuekes
                                 Steven F. Kuekes
                                 Director

Dated: March 29, 1996            /s/ John F. Owens
                                 John F. Owens
                                 Director

Dated: March 28, 1996            /s/ Carl Wilson
                                 Carl Wilson
                                 Director

Dated: March 28, 1996            /s/ Carl G. Sempier
                                 Carl G. Sempier
                                 Director

                               EXHIBIT INDEX

     Except as indicated by footnote, all of the following exhibits were filed with the Company's Annual Report on Form 10-K, dated December 31, 1995. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit No.      Description

2.1 Agreement and Plan of Reorganization among Tangram Systems Corporation, Rabbit Software Corporation and Rabbit Acquisition, Inc. dated as of September 22, 1993 (3) (Exhibit 2.1)

2.2 Plan of Merger of Rabbit Acquisition Corporation (A North Carolina Corporation) With and Into Tangram Systems Corporation (A North Carolina Corporation)
                 (3) (Exhibit 2.2)

2.3              Plan of Merger of Tangram Systems Corporation (A
                 North Carolina Corporation) With and Into Rabbit
                 Software Corporation (A Pennsylvania Corporation) (3) (Exhibit 2.3)

2.4 Asset Purchase Agreement dated August 1, 1994 among Knozall Systems, Inc. and Tangram Enterprise
                 Solutions, Inc.(7) (Exhibit 2.4)

2.5              Convertible Subordinated Promissory Note dated
                 August, 1994 by and between Tangram Enterprise
                 Solutions, Inc. and Knozall Systems, Inc.(7)
                 (Exhibit 2.5)

3.1              Articles of Incorporation of the Company, as amended
                 (4) (Exhibit 3a)

3.2              Articles of Amendment of Rabbit Software Corporation
                 (3) (Exhibit 3.2)

3.3              Articles of Amendment of the Company (7) (Exhibit
                 3.3)

3.4              ByLaws of the Company, as amended (4) (Exhibit 3b)

4.1 Designation of Series D Convertible Preferred Shares and Series E Redeemable Preferred Shares of Rabbit Software Corporation (3) (Exhibit 4.1)

4.2 Form of Certificate evidencing Common Stock, $.01 par value, of the Company (7) (Exhibit 4.2)

4.3**            Amended 1988 Stock Option Plan of the Registrant (6)
                 (Exhibit 4c)

4.4** Form of Stock Option Agreement under Amended 1988 Stock Option Plan (6) (Exhibit 4d)

4.5**            The Company's 1988 Stock Option Plan, as amended (7)
                 (Exhibit 4.5)

10.1             License and Marketing Agreement Between Systems
                 Center, Inc. and Tangram Systems Corporation, dated September 10, 1992 (5) (Exhibit 10.1)

10.2             Settlement and Release of All Claims Agreement
                 (Between Systems Center, Inc. and Tangram Systems Corporation), dated June 22, 1993 (5) (Exhibit 10.2)

10.3 Agreement of Lease, executed by the Company and Graham Associates Ltd, dated November 23, 1991 (5) (Exhibit 10.3)

10.4 Agreement of Lease, executed by the Company on February 17, 1986, with Morehall Associates Limited Partnership (1) (Exhibit 10m)

10.5 First Amendment to Agreement of Lease, dated June 13, 1986, with Morehall Associates Limited Partnership
                 (2) (Exhibit 10i)

10.6 Second Amendment to Agreement of Lease, dated June 1, 1989, with Morehall Associates Limited Partnership
                 (2) (Exhibit 10j)

10.7 Third Amendment to Agreement of Lease, dated October 12, 1992, with Morehall Associates Limited
                 Partnership (4) (Exhibit 10d)

10.8             Administrative Services Agreement with Safeguard
                 Scientifics, Inc., dated December 15, 1985 (1)
                 (Exhibit 10s)

10.9 Stock Purchase Agreement dated December 15, 1994 by and between Safeguard Scientifics (Delaware), Inc. and Tangram Enterprise Solutions, Inc. (7) (Exhibit 10.9)

10.10 Promissory Note dated December 15, 1994 from Tangram Enterprise Solutions, to Safeguard Scientifics
                 (Delaware), Inc. (7) (Exhibit 10.10)

10.11** Employment Agreement dated August 1, 1994 by and between the Company and Donald R. Lundell (7)
                 (Exhibit 10.11)

10.12** Promissory Note dated August 19, 1994, and Pledge Agreement dated July 22, 1994, between the Company and Chris Jesse (7) (Exhibit 10.12)

10.13** Promissory Note dated August 19, 1994, and Pledge Agreement dated July 22, 1994, between the Company and Steve Kuekes (7) (Exhibit 10.13)

10.14** Promissory Note dated August 19, 1994, and Pledge Agreement dated July 22, 1994, between the Company and Nancy Dunn (7) (Exhibit 10.14)

10.15** Promissory Note, Pledge Agreement and Agreement to Transfer or Terminate dated January 31, 1995, between the Company and Chris Jesse (7) (Exhibit 10.15)

10.16** Promissory Note and Pledge Agreement dated January 31, 1995, between the Company and Steve Kuekes (7) (Exhibit 10.16)

10.17** Promissory Note, Pledge Agreement and Agreement to Transfer or Terminate dated January 31, 1995, between the Company and Nancy Dunn (7) (Exhibit 10.17)

10.18** Memorandum of Agreement Regarding Compensation and Benefits dated June 3, 1994 among Safeguard
                 Scientifics, Inc., the Company, Chris Jesse, Steven Kuekes and Nancy Dunn (7) (Exhibit 10.18)

10.19** Employee Non-Disclosure and Non-Competition Agreement dated October 4, 1993 and First Amendment dated June 3, 1994, between the Company and Chris Jesse (7)
                 (Exhibit 10.19)

10.20** Employee Non-Disclosure and Non-Competition Agreement dated October 4, 1993 and First Amendment dated June 3, 1994, between the Company and Steve Kuekes (7) (Exhibit 10.20)

10.21** Employee Non-Disclosure and Non-Competition Agreement dated October 4, 1993 and First Amendment dated June 3, 1994, between the Company and Nancy Dunn (7)
                 (Exhibit 10.21)

11*              Statement Re Computation of Per Share Earnings

27*              Financial Data Schedule

  *              Filed herewith.

 ** Management contract or compensatory plan or arrangement in which directors and/or executive officers of the registrant may participate.

(1) Filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-9525), and incorporated herein by reference.

(2) Filed as an exhibit to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1989, and incorporated herein by reference.

(3) Filed as an exhibit to the Company's Current Report on Form 8-K dated September 30, 1993, and incorporated herein by reference.

(4) Filed as an exhibit to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1992, and incorporated herein by reference.

(5) Filed as an exhibit to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1993, and incorporated herein by reference.

6) Filed on March 4, 1994, as an exhibit to the Company's Registration Statement on Form S-8
                 (No. 33-76066) and incorporated herein by reference.

(7) Filed as an exhibit to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1994, and incorporated herein by reference.

                   TANGRAM ENTERPRISE SOLUTIONS, INC.

              STATEMENT RE COMPUTATION OF EARNINGS PER SHARE

               Years ended December 31, 1995, 1994 and 1993

                                Exhibit 11
                           1995          1994          1993
Net income(loss)     $(1,185,000)    $(598,800)    $(225,600)

Preferred stock                -             -      (570,000)
dividend             ____________    __________    __________

                     $(1,185,000)    $(598,800)    $(795,600)

Average common         14,459,000    14,216,000    13,941,600
shares outstanding (1)

Net income(loss) per $       (.08)   $     (.04)   $     (.06)
common share

(1) Common share equivalents (options and convertible preferred) would be antidilutive.

                    Tangram Enterprise Solutions, Inc.

                   Index to Audited Financial Statements

Report of Independent Auditors                                F-2

Audited Financial Statements

  Balance Sheets                                              F-3

  Statements of Operations                                    F-4

  Statements of Shareholders'Equity                           F-5

  Statements of Cash Flows                                    F-6

  Notes to Financial Statements                  F-7 through F-15

                      Report of Independent Auditors

Board of Directors and Shareholders
Tangram Enterprise Solutions, Inc.

We have audited the balance sheet of Tangram Enterprise Solutions,Inc. as of December 31, 1995, and the related statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The balance sheet of Tangram Enterprise Solutions, Inc. for the year ended December 31, 1994, and the related statements of operations, shareholders' equity and cash flows for the years ended December 31, 1994 and 1993, were audited by other auditors whose report dated February 23, 1995, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1995 financial statements referred to above present fairly, in all material respects, the financial position of Tangram Enterprise Solutions, Inc. as of December 31, 1995, and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                                     Ernst & Young LLP

Raleigh, North Carolina
February 15, 1996

                    Tangram Enterprise Solutions, Inc.

                              Balance Sheets
                                                 December 31
                                            1995            1994
                                      (In thousands, except share
                                         and per share amounts)
Assets

Current assets:
  Cash                                   $    92         $   614
  Accounts receivable, net of allowance
    of $225 in 1995 and $262 in 1994       2,853           3,350
  Deferred tax assets, net                     -             884
  Other current assets                       257             212
                                         _______         _______
Total current assets                       3,202           5,060
Equipment, furniture and fixtures, net
 of accumulated depreciation of $1,553       278             500
 in 1995 and $4,563 in 1994
Deferred software costs, net               2,595           2,370
Costs in excess of net assets of           5,903           6,661
 business acquired, net
Notes receivable - officers                  784             392
Other assets                                  67              65
                                         _______         _______
Total assets                             $12,829         $15,048
                                         =======         =======
Liabilities and shareholders' equity
Current liabilities:
  Note payable to shareholder            $     -         $   606
  Note payable - current portion           1,319             972
  Accounts payable                           531             491
  Accrued expenses                           418             460
  Deferred revenue                         2,228           2,448
  Other current liabilities                   85             108
                                         _______         _______
Total current liabilities                  4,581           5,085

Note payable                                   -             500
Capital lease obligations                      2              95

Shareholders' equity:
  Common stock, par value $.01,
    authorized 48,000,000 shares, issued
    14,527,876 in 1995 and 14,332,217        145             143
    in 1994
  Additional paid-in capital              44,275          44,214
  Accumulated deficit                    (36,174)        (34,989)
                                         ________        ________
Total shareholders' equity                 8,246           9,368
                                         ________        _______
Total liabilities and shareholders'      $12,829         $15,048
  equity                                 =======         =======

See accompanying notes.

                    Tangram Enterprise Solutions, Inc.

                         Statements of Operations
                                       Year Ended December 31
                                     1995       1994       1993
                                      (In thousands,except per
                                            share amounts)
Software revenues                 $12,538    $12,778    $13,733

Costs and expenses:
  Costs of software                   616        938      1,147
  Development                       2,889      3,281      3,184
  Selling and marketing             6,727      5,511      4,554
  General and                       2,543      2,744      2,870
    administrative
  Purchased research and                -      1,253          -
    development
  Merger and restructuring              -          -      2,500
    costs
  Other (income) expenses,             70       (366)       337
    net
                                  _______    _______    _______
Total costs and expenses           12,845     13,361     14,592
                                  _______    _______    _______
Loss before income taxes             (307)      (583)      (859)
Benefit (provision) for              (878)       (16)       633
   income taxes                   _______    _______    _______
Net loss                          $(1,185)   $  (599)   $  (226)
                                  ========   ========   ========

Loss per common share             $  (.08)   $  (.04)   $  (.06)
                                  ========   ========   ========

Weighted average number of
 common shares outstanding         14,459     14,216     13,942
                                   ======     ======     ======

See accompanying notes.

                    Tangram Enterprise Solutions, Inc.

                    Statements of Shareholders' Equity

                  (In thousands, except number of shares)
             Preferred       Common   Additional
               Stock          Stock    Paid-in    Acc.  Treasury  SH
           Shares  Amt   Shares    Amt   Cap    Deficit  Stock  Equity
Balance     8,871 $887 14,124,459 $141 $35,093 $(33,764) $(160) $2,197
at Dec. 31,
1992

Dividends -   220   22                     (22)
 pref. shares
Dividends -
 redeemable                                        (400)         (400)
 pref. shares
Exercise emp.
 stock options            113,288    1      61                     62
Paid-in capital
  from merger                            3,726                  3,726
Contributed cap.                         5,356                  5,356
Net loss                                           (226)         (226)
            __________________________________________________________
Balance     9,091  909 14,237,747  142  44,214  (34,390)  (160)10,715
at Dec. 31,
1993

Redemption (9,091)(909)                                          (909)
 of pref.
 stock
Exercise emp.
 stock options             94,470    1                     160    161
Net loss                                           (599)         (599)
            __________________________________________________________
Balance                14,332,217  143  44,214  (34,989)        9,368
at Dec. 31,
1994

Exercise emp.
 stock options            195,659    2      61                     63
Net loss                                         (1,185)       (1,185)
            __________________________________________________________
Balance at        $  - 14,527,876 $145 $44,275 $(36,174)  $  - $8,246
December 31,
1995

See accompanying notes.

                    Tangram Enterprise Solutions, Inc.

                         Statements of Cash Flows
                                        Year Ended December 31
                                       1995      1994      1993
                                            (In thousands)
Operating activities
Net loss                            $(1,185)  $  (599)  $  (226)
Adjustments to reconcile net loss
 to net cash provided by operating
 activities:
  Depreciation and amortization       2,219     2,511     3,564
  Merger and restructuring costs          -         -       451
  Purchased research and development      -     1,253         -
  Decrease (increase) in deferred       884         -      (884)
    tax assets
  Cash provided (used) by changes in
  working capital items:
    Accounts receivable                 497      (126)    1,923
    Other current assets                (45)      284       (49)
    Other assets                         (2)      (35)      108
    Accounts payable                     40      (260)     (401)
    Accrued expenses and other          (65)     (457)      (91)
      current liabilities
    Deferred revenue                   (220)      463       236
                                     __________________________
Net cash provided by operating        2,123     3,034     4,631
  activities                         __________________________

Investing activities
  Deferred software costs            (1,286)   (1,257)   (1,042)
  Expenditures for equipment,          (178)      (69)     (338)
    furniture,and fixtures
  Acquisition of Knozall Systems          -      (498)        -
  Other                                (392)     (351)        -
                                     ___________________________
Net cash used in investing           (1,856)   (2,175)   (1,380)
  activities                         ___________________________

Financing activities
  Net repayments on note payable to    (606)        -    (1,238)
    shareholder
  Net (repayments) borrowings on       (153)      472         -
    notes payable
  Repayment of capital lease            (93)      (84)      (78)
    obligations
  Dividends on Series E Pref. Stock       -         -      (400)
  Redemption of pref. stock               -    (1,516)     (984)
  Proceeds from exercise of employee     63       131        62
    stock options
                                     __________________________
Net cash used in financing             (789)     (997)   (2,638)
  activities                         ___________________________

Net (decrease) increase in cash        (522)     (138)      613
Cash, beginning of year                 614       752       139
                                     __________________________
Cash, end of year                     $  92    $  614    $  752
                                     ==========================

See accompanying notes.

                    Tangram Enterprise Solutions, Inc.

                      Notes to Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization and Description of Business

Tangram Enterprise Solutions, Inc. (the Company) develops and markets enterprise network software. AM:PM, the Company's leading product, provides distributed resource management across heterogeneous networks, accomplishing such tasks as software and data distribution, data collection, asset management and remote resource management. AM:PM is available for MVS, UNIX, NetWare, Windows, OS/2, Windows NT, Windows 95, DOS and Macintosh platforms.

Tangram Enterprise Solutions, Inc. is the result of the merger between Rabbit Software Corporation (Rabbit) and Tangram Systems Corporation (Tangram Systems), effective September 30, 1993. Safeguard Scientifics, Inc. (Safeguard) was the majority shareholder of both companies prior to the merger and continues to hold approximately 72% of the Company.

The merger was accounted for as an exchange of ownership interests between entities under common control. To the extent of Safeguard's ownership in Tangram Systems prior to the merger, the transfer of the net assets of Tangram Systems was at historical cost, similar to a pooling of interests. The remaining minority interests' share of Tangram Systems' net assets was transferred at fair value, which resulted in costs in excess of net business assets acquired of approximately $3.3 million. In addition, to the extent that Safeguard recorded goodwill from its acquisition of Tangram Systems, such goodwill was pushed-down to the books of the Company.

In connection with the merger, the Company incurred certain non-recurring charges totaling $2,500,000. These charges consisted of severance payments, costs associated with duplicate pre-merger costs, professional fees associated with the merger and the elimination of non-strategic products, including $1,200,000 of accelerated software amortization relating to various gateway products that have been eliminated. These items are shown on the 1993 statement of operations as merger and restructuring costs.

On August 1, 1994, the Company acquired the assets and certain liabilities of Knozall Systems, Inc. (Knozall) for $1,500,000 in cash and notes. The acquisition was accounted for as a purchase, and the results of operations and other financial data include the acquired operations of Knozall from the date of acquisition. As a result of the purchase, the Company incurred nonrecurring charges related to in-process research and development totaling $1,253,000, which are shown separately on the statement of operations as purchased research and development costs (see Note 9).

                    Tangram Enterprise Solutions, Inc.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results can differ from those estimates.

Revenue Recognition

The Company licenses its computer software under perpetual licensing agreements. The licenses are sometimes sold with related consulting services for the implementation of the software. Revenues under these licensing agreements are recognized after the software and services have been accepted by the customer. Revenues pursuant to renewals of annual licenses are deferred and recognized over the renewal periods. The Company recognizes revenues from post contract customer support agreements, including maintenance bundled with software licenses, ratably over the term of the related agreements. In addition, the Company sells certain other computer software and hardware. Revenue from these sales is recognized upon shipment. As products are shipped, the Company provides for warranty expense based on historical warranty experience.

Equipment, Furniture and Fixtures

Equipment, furniture and fixtures are stated at cost, net of accumulated depreciation. Depreciation of equipment, furniture and fixtures, including items held under capital leases, is provided using the straightline method over estimated useful lives ranging from two to five years.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

                    Tangram Enterprise Solutions, Inc.

1. Organization and Summary of Significant Accounting Policies continued)

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Loss Per Share

The loss per common share calculations are based on the weighted average number of shares outstanding in each period including common stock equivalents (unless antidilutive), which would arise from the exercise of stock options. The loss per share calculation for the year ended December 31, 1993, includes the effect of accumulated dividends on preferred stock of $570,000. There were no dividends in 1995 and 1994.

Reclassifications

Certain amounts in the 1994 and 1993 financial statements have been reclassified to conform with the 1995 presentation. These reclassifications had no effect on net income or shareholders' equity as previously reported.

Costs in Excess of Net Assets of Business Acquired

Costs in excess of net assets of business acquired ("goodwill") is amortized on a straight-line basis over 10 years. Accumulated amortization at December 31, 1995 and 1994, was approximately $2,685,000 and $1,927,000, respectively. Assessment of the carrying amount of goodwill is made when changing facts and circumstances suggest that the carrying value of goodwill or other assets may be impaired.

Deferred Software Costs

Certain costs to enhance the Company's existing software or to develop new software have been capitalized. Deferred costs are amortized using the straight-line method over the products' estimated useful lives, generally three years. During the years ended December 31, 1995, 1994 and 1993, total costs incurred (excluding amortization of deferred costs) for software development activities (excluding the development agreement with Safeguard - see Note 6) were approximately $3,115,000, $3,497,000 and $2,645,000, respectively; total capitalized development costs were $1,286,000, $1,442,000 and $1,042,200, respectively; and
amortization of capitalized costs was $1,060,000, $1,225,500, and $1,581,600, respectively. Accumulated amortization of deferred software at December 31, 1995 and 1994, was approximately $2,120,824 and $3,196,600, respectively. As a result of the merger in 1993, approximately $1,200,000 of deferred software was written off due to the elimination of various gateway products.

                    Tangram Enterprise Solutions, Inc.

1.   Organization and Summary of Significant Accounting Policies
     (continued)

Statement of Cash Flows

The Company incurred and paid interest totaling approximately
$139,900, $52,000 and $391,000 during the years ended December 31, 1995, 1994 and 1993, respectively. The Company made income tax payments totaling $18,000, $17,000 and $405,000 during the years ended December 31, 1995, 1994 and 1993, respectively.

During 1994, the Company redeemed all of the Series D Convertible Preferred Stock for $303,000 cash and the assumption of a $606,100 note payable to Safeguard. The note was repaid during 1995. In 1994, the Company also purchased $185,000 of deferred software costs, $1,253,000 of research and development costs and $62,000 of other assets and liabilities from Knozall with $500,000 in cash and a $1 million note payable.

Stock Options

In October 1995, FASB issued Statement No. 123, "Accounting for Stock-Based Compensation" ("FASB 123"), which gives companies the option to adopt the fair value method for expense recognition of employee stock options or to continue to account for stock options and stock-based awards using the intrinsic value method as outlined under Accounting Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), with pro forma disclosures of net income and net income per share as if the fair value method had been applied. The Company has selected to continue to apply APB 25 for future stock options and stock-based awards.

2. Note Payable

The note payable consists of a $1,000,000 promissory note issued in connection with the Knozall acquisition, with interest payable quarterly at a rate of 6%. The note matures in July 1996. The note was cancelled in March of 1996 in conjunction with the sale of the LAN division.

The Company also has a term loan with a bank with an outstanding balance of $318,885 at December 31, 1995. Interest and principal payments are due monthly with interest at the prime rate plus 1/4% (8.65% at December 31, 1995). The loan is collateralized by the assets of the Company and matures in October 1996.

                    Tangram Enterprise Solutions, Inc.

3.  Leases

The Company leases its facilities and certain equipment under several non-cancelable operating lease agreements that expire at various times through 2000. Rental expense under these leases for the years ended December 31, 1995, 1994 and 1993, totaled approximately $758,800, $760,000 and $807,400, respectively. Future minimum lease payments under noncancelable operating leases at December 31, 1995, are approximately $708,000, $159,900, $36,600, $31,800 and $25,200 for
1996, 1997, 1998, 1999 and 2000, respectively.

The Company also leases certain equipment under capital leases. Equipment held under capital leases had a cost and related accumulated depreciation of $422,500 and $345,000, respectively, at December 31, 1995 and $422,500 and $260,500 respectively, at December 31, 1994. The amount included in depreciation expense related to these assets for the years ended December 31, 1995, 1994 and 1993, was $84,500.

4.  Preferred Stock

In December 1994, the Company redeemed the Series D Convertible
Preferred Stock at liquidation value of $909,000 (or $100 per share) for $303,000 in cash and a promissory note in the amount of $606,000, which was paid in 1995.

5.  Stock Options

The Company has granted incentive and non-qualified stock options to employees, directors and other persons, both under and outside of formal option plans. The number of shares authorized under the Plan is 2,400,000. The following table summarizes information of stock option activity since December 31, 1993, and the status of stock options as of December 31, 1995.

                    Tangram Enterprise Solutions, Inc.

5.  Stock Options (continued)
                   Non-Qualified Options
                   Not Under     Under     Incentive
                     Plan         Plan      Options     Total
Options outstanding  150,000      34,279   1,602,591  1,786,870
 December 31, 1993
   Options granted                 4,000   1,620,433  1,624,433
   Canceled/exchanged                       (104,800)  (104,800)
   Exercised                     (14,279)   (319,656)  (333,935)
                   _____________________________________________
Options outstanding  150,000      24,000   2,798,568  2,972,568
 December 31, 1994
   Options granted                10,000     336,974    346,974
   Canceled                                 (155,616)  (155,616)
   Exercised                                (195,659)  (195,659)
                   _____________________________________________
Options outstanding  150,000      34,000   2,784,267   2,968,267
 December 31,
1995

Options vested       120,000      17,000   1,641,087   1,778,087
 December 31, 1995

Options available                 66,000     374,925     440,925
 to be granted

Average exercise      $ 1.00      $ 1.26      $ 1.12      $ 1.12
 price

Shares reserved for issuance under stock option plans total 3,409,192.

6. Related Party Transactions

On December 15, 1994, the Company entered into a Preferred Stock Purchase Agreement with Safeguard to redeem the Series D Preferred Stock held by Safeguard. Under the terms of the agreement, the Company paid the purchase price of $909,000 in three equal installments of $303,000 each in December 1994, July 1995 and December 1995.

                    Tangram Enterprise Solutions, Inc.

6. Related Party Transactions (continued)

 During the years ended December 31, 1995, 1994 and 1993, the Company paid administrative services fees to Safeguard totaling approximately $187,000, $193,000 and $188,000, respectively. In addition, in 1994 and 1993, the Company reimbursed Safeguard for $135,000 and $180,000, respectively, of investment services fees related to a 1992 transaction which Safeguard paid on the Company's behalf. The Company also incurred and paid to Safeguard $309,200 in interest costs in 1993 under a revolving credit agreement.

Under a development agreement between the Company and Safeguard, Safeguard contracted with the Company for development of an enterprise gateway product and in a separate agreement granted marketing rights for the technology to the Company. In 1994 and 1995, the Company elected to use the underlying technology to improve several product sets rather than market the technology as a single stand-alone product. In 1994 and 1995, the Company paid $200,000 in royalties to Safeguard for this technology.

During 1995 and 1994, the Company made non-recourse, non-interest-bearing loans to certain officers of the Company. The total loans outstanding at December 31, 1995 and 1994, were $784,000 and $392,000, respectively. The loans are secured by shares of the Company's common stock and mature at the end of five years or termination of employment, whichever occurs first.

7. Income Taxes

The components of income tax expense (benefit) for the years ended
December 31, 1995, 1994 and 1993, consisted of the following:
                                        1995     1994     1993
Current expense:
  Federal                              $   -    $   -    $ 248
  State                                   (6)      16        3
                                       _______________________
                                          (6)      16      251
Deferred expense (benefit)
  Federal                                884        -     (884)
  State                                    -        -        -
                                       _______________________
                                         884        -     (884)
                                       ________________________
Total                                   $878    $  16    $(633)
                                       ========================

                    Tangram Enterprise Solutions, Inc.

7. Income Taxes (continued)

The Company has no deferred tax liabilities at December 31, 1995 or
1994. The components of net deferred tax assets as of December 31 are as follows:
                                                1995        1994
                                                 (In thousands)
Deferred tax assets
  Tax loss carryforwards                       $8,838      $8,630
  Tax credit carryforwards                        464         464
  Deferred software costs                         384         763
  Purchased research and development              385         414
  Allowance for doubtful accounts                  77          89
  Other                                           169         117
                                              ___________________
Total gross deferred tax assets                10,317      10,477
Valuation allowance                           (10,317)     (9,593)
                                              ___________________
Deferred tax assets                            $    -      $  884

The actual income tax expense (benefit) for 1995, 1994 and 1993 differs from the "expected" amount (computed by applying the statutory federal income tax rate of 34% to income before income taxes as follows:
                                   1995        1994        1993
                                          (In thousands)
Computed "expected" tax          $ (108)     $ (198)     $ (292)
  benefit
Non deductible                      257         257         159
  amortization
Change in valuation                 724         (44)       (682)
  allowance
Other                                 5           1         182
                                 ______________________________
Actual tax expense                $ 878      $   16      $ (633)
  (benefit)

At December 31, 1995, the Company has net operating loss carryforwards of approximately $25.9 million. The net operating loss carryforwards expire in various amounts from 1998 through 2010. The Tax Reform Act of 1986 contains provisions that limit the ability to utilize net operating loss carryforwards in the case of certain events including significant changes in ownership interests. As there was a significant change in ownership interests (as defined) on June 29, 1989, the Company is limited in its ability to utilize approximately $18 million of net operating loss carryforwards. The annual limitation for the utilization of these carryforwards is approximately $1.3 million, and any unused amount can be utilized in subsequent years within the carryforward period.

                    Tangram Enterprise Solutions, Inc.

7. Income Taxes (continued)

At December 31, 1995, the Company had available approximately $431,000 and $33,000 of research and development and investment credit, respectively, which expire in varying amounts from 1997 through 2003.

8.  Employee Benefit Plan

The Company has a defined contribution plan [401(k)], under which all eligible employees meeting certain specified criteria as to age and service may contribute a percentage of their basic compensation to the plan. The Company does not make matching contributions to the plan.

9.  Subsequent Event

On March 21, 1996, the Company sold the assets and liabilities of the LAN division, formerly Knozall Systems, Inc., to its former owner, an officer and director of the Company. In exchange for the cancellation of $850,000 of the $1 million note from the 1994 acquisition of Knozall due the buyer, the Company transferred all of the net assets of the LAN division, made a cash payment of $213,000 at the date of sale and issued a $300,000 note due in 24 equal installments. In addition, the Company retained rights to certain technology developed in the LAN division since August 1, 1994.