Form 10-Q
period 1996-03-31
TANGRAM ENTERPRISE SOLUTIONS INC
filed 1996-05-15
CIK 804121

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                           FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 1996

              Commission File Number 0-15454

            TANGRAM ENTERPRISE SOLUTIONS, INC.
    (Exact name of registrant as specified in its charter)

          Pennsylvania                    23-2214726
 (State or other jurisdiction of       (I.R.S. Employer
 incorporation or organization)        Identification No.)

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

                       Yes    X           No
                           ------            ------

            Number of shares outstanding as of April 24, 1996
                   Common Stock         14,646,592

              TANGRAM ENTERPRISE SOLUTIONS, INC.

                   QUARTERLY REPORT FORM 10-Q

                             INDEX

                PART I.  FINANCIAL INFORMATION

Item 1 - Financial Statements:

     Balance Sheets - March 31, 1996 (unaudited) and
          December 31, 1995                                       3

     Statements of Operations (unaudited) - Three Months Ended
          March 31, 1996 and 1995                                 4

     Statements of Cash Flows (unaudited) - Three Months Ended
          March 31, 1996 and 1995                                 5

     Notes to the Financial Statements                            6

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                7


                 PART II.  OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                         9

Signatures                                                       10

                 TANGRAM ENTERPRISE SOLUTIONS, INC.

                         BALANCE SHEETS

         (in thousands, except share and per share amounts)

                                     March 31,       December 31,
                                       1996              1995
                                   ----------        -----------
                                  (unaudited)
ASSETS
Current assets:
  Cash                              $     290          $      92
  Accounts receivable, net
    of allowance of $227 in
    1996 and $225 in 1995               1,640              2,853
  Other current assets                    293                257
                                    ---------          ---------
    Total current assets                2,223              3,202
Equipment, furniture and fixtures,
    net of accumulated depreciation of
     $1,614 in 1996 and $1,553 in 1995    259                278
Deferred software costs, net            2,438              2,595
Costs in excess of net assets of
    business acquired, net              5,713              5,903
Other assets                              854                851
                                    ---------          ---------
    Total assets                    $  11,487          $  12,829
                                    =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Note payable - current portion    $     427         $    1,319
  Accounts payable                        552                531
  Accrued expenses                        356                420
  Deferred revenue                      1,878              2,228
  Other current liabilities                56                 85
                                    ---------          ---------
    Total current liabilities           3,269              4,583

Note payable                              150                ---

Shareholders' equity:
  Common stock, par value $.01,
    authorized 48,000,000 shares,
    issued and outstanding 14,640,217
    in 1996 and 14,527,876 in 1995        146                145
  Additional paid-in capital           44,429             44,275
  Accumulated deficit                 (36,507)           (36,174)
                                    ---------          ---------
    Total shareholders' equity          8,068              8,246
                                    ---------          ---------
    Total liabilities and
      shareholders' equity          $  11,487          $  12,829
                                    =========          =========

             See accompanying notes to financial statements.

                 TANGRAM ENTERPRISE SOLUTIONS, INC.

                     STATEMENTS OF OPERATIONS

             (in thousands, except per share amounts)

                                               Three Months
                                              Ended March 31,
                                          --------------------
                                            1996        1995
                                          --------    --------
                                               (unaudited)
Revenues:                                 $  2,484    $  2,989
                                          --------    --------
Costs and expenses:
     Costs of software                          74         177
     Selling and marketing                   1,549       1,486
     Development                               633         633
     General and administrative                561         659
                                          --------    --------
          Total costs and expenses           2,817       2,955
                                          --------    --------
          Net income (loss)              $   (333)    $     34
                                         =========    ========
Loss per common share                    $   (.02)    $     --
                                         =========    ========
Weighted average number of common
  shares outstanding                       14,532       15,173
                                         =========    ========

        See accompanying notes to financial statements.

             TANGRAM ENTERPRISE SOLUTIONS, INC.

                  STATEMENTS OF CASH FLOWS

                      (in thousands)

                                                Three Months
                                               Ended March 31,
                                           --------------------
                                             1996        1995
                                           --------    --------
                                               (unaudited)
Cash flows from operating activities:
    Net income (loss)                     $  (333)     $    34
    Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation and amortization           484          633
      Cash provided (used) by changes in
          working capital items:
          Accounts receivable               1,027          675
          Other current assets                (65)         (65)
          Other assets                         (3)        (393)
          Accounts payable                     25          106
          Accrued expenses and other
            current liabilities               (26)          75
          Deferred revenue                   (349)        (361)
                                          --------    --------
      Net cash provided by operating
      activities                              760          704
                                          --------    --------

Cash flows from investing activities:
    Deferred software costs                  (245)        (479)
    Sale of LAN division                     (213)         ---
    Expenditures for equipment,
      furniture and fixtures                  (47)         (39)
                                          --------    --------
      Net cash used in investing activities  (505)        (518)
                                          --------    --------

Cash flows from financing activities:
    Net repayments on notes payable           (60)         (42)
    Other, net                                  3           (7)
                                          --------    --------
      Net cash used in financing activities   (57)         (49)
                                          --------    --------

Net increase (decrease) in cash               198          137
Cash, beginning of year                        92          614
                                          --------    --------
Cash, end of year                          $  290      $   751
                                          ========    ========

         See accompanying notes to financial statements.

               TANGRAM ENTERPRISE SOLUTIONS, INC.

               NOTES TO THE FINANCIAL STATEMENTS


Note 1.  Basis of presentation

     The accompanying unaudited interim financial statements were prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Summary of Accounting Policies and Notes to Financial Statements included in the 1995 Form 10-K should be read in conjunction with the accompanying statements. These statements include all adjustments (consisting only of normal recurring accruals) which the Company believes are necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year.


Note 2.  Sale of LAN division

     In March, 1996, the Company sold the assets and liabilities of the LAN division, acquired from Knozall Systems, Inc. in 1994, to its former owner, an officer and director of the Company. In exchange for the cancellation of $850,000 of the $1 million note issued in connection with the acquisition of Knozall, the Company transferred all of the net assets of the LAN division, made a cash payment of $213,000 at the date of sale and issued a $300,000 note due in 24 equal installments. The buyer elected to convert the remaining $150,000 of the $1 million note into shares of Tangram common stock. In addition, the Company retained rights to certain technology developed in the LAN division since August 1, 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     Tangram Enterprise Solutions, Inc. (the Company) develops and markets enterprise network software. AM:PM (registered trademark), the Company's leading product, provides distributed resource management across heterogeneous networks, accomplishing such tasks as software and data distribution, data collection, asset management and remote resource management. AM:PM is available for MVS, UNIX, NetWare, Windows NT, Windows 95, DOS and Macintosh platforms.

     The Company recently announced its new Asset Insight (trademark) product, the first business management tool for information technology executives. Tangram will focus sales efforts for Asset Insight through indirect channels using major resellers. Initially, Tangram will offer Asset Insight through CompuCom Systems, Inc. CompuCom is 50% owned by Safeguard Scientifics, Inc. and Tangram is 72% owned by Safeguard. Asset Insight is currently undergoing beta testing and will be available for general delivery later in the second quarter.


RESULTS OF OPERATIONS

     Total revenues declined for the first quarter of 1996 due to delays in closing AM:PM and associated consulting services contracts which resulted from the reallocation of resources to fill the additional demands of preparing for the introduction and release of the Asset Insight product. In addition, some customers have deferred orders for AM:PM until the Asset Insight product is available. Lower sales of the gateway product line resulting from the overall decline in the gateway market also contributed to the decrease in revenues in this quarter.

     Selling and marketing expenses for 1996 increased to 62% of revenue compared to 50% for the same period in 1995. The increase reflects the additional staff and expenditures incurred to support the Company's new Asset Insight product including the initiation of a channel marketing program and strategic partnership efforts. The Company expects the percentage of selling and marketing expenses to decline as a percentage of revenue as the new product revenues increase.

     The Company's development activities are currently focused primarily on the Asset Insight product. In addition, the Company continues to enhance existing technologies in its distributed resource management product line with elimination of development expenses on non-strategic products.

     Development activity is summarized in the table below:

                                               Three Months
                                              Ended March 31,
                                          --------------------
                                            1996        1995
                                          --------    --------
                                             (in thousands)
Development expenditures                   $   638     $   767

Capitalized development costs                 (245)       (479)

Amortization                                   240         345
                                          --------    --------

Development Expenses                      $   633      $   633
                                          ========    ========

     General and administrative expenses for 1996 decreased 11% from the same period in 1995. The decline reflects the Company's continuing efforts to leverage existing infrastructure while investing in selling and marketing expenses.

     At December 31, 1995 the Company had net operating loss carryforwards of approximately $25.9 million. The net operating loss carryforwards expire in various amounts from 1998 through 2010.


LIQUIDITY

     Cash generated from operations historically has been adequate to fund the Company's development and finance activities. However, the Company believes that its existing cash resources, together with cash provided by operations, will not be adequate to meet its cash requirements through 1996 due to the additional expenditures required for the introduction and launching of the Asset Insight product. Safeguard Scientifics, Inc. has committed to provide the Company with a $1 million line of credit to fund cash requirements which the Company believes will be adequate to meet its 1996 cash requirements.

PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

(a)     Exhibits - None

(b)     Reports on Form 8-K

        No reports on Form 8-K have been filed by the Registrant during the quarter ended March 31, 1996

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Tangram Enterprise Solutions, Inc.
                                         (Registrant)


Date     May 14, 1996                /s/ W. C. Jesse
                                       W. C. Jesse
                          President and Chief Executive Officer


Date     May 14, 1996              /s/ Nancy M. Dunn
                                     Nancy M. Dunn
                            Vice President of Finance and
                            Chief Administrative Officer