Form 10-K/A
period 1995-12-31
TANGRAM ENTERPRISE SOLUTIONS INC
filed 1996-06-19
CIK 804121

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-K/A
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 1995
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

                        Yes    X                       No  ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

The aggregate market value of shares of common stock held by non-affiliates (based on the average of the bid and ask prices on March 21, 1996, as reported by market makers of the Company's shares) was approximately $5,787,372. See Part II, Item 5 of this annual report for certain assumptions on which this calculation was based.

As of March 21, 1996, there were 14,529,876 shares of the Company's common stock outstanding.

The purpose of this amendment is to file an amendment to the Report of Independent Auditors which is part of Item 8 and may be found on page F-2, and to file Exhibit 23 -- Consent of Independent Auditors. The consolidated financial statements and schedules filed with this report appear on pages F-2 through F-15, and are listed on page F-1.

                                       PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K


(a)  The following documents are filed as a part of this report:

  (1)  Financial Statements
     (i)   Report of Independent Auditors                       F-2
     (ii)  Balance Sheets at December 31, 1995 and 1994         F-3
     (iii) Statements of Operations for the years ended
           December 31, 1995, 1994 and 1993                     F-4
     (iv)  Statements of Shareholders' Equity for the years ended
           December 31, 1995, 1994 and 1993                     F-5
     (v)   Statements of Cash Flows for the years ended
           December 31, 1995, 1994 and 1993                     F-6
     (vi)  Notes to Financial Statements           F-7 through F-15

  (2)  Financial Statement Schedules
     (i) Schedule II -Valuation and Qualifying Accounts for the years ended
          December 31, 1995, 1994 and 1993                       6

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

     2.1 Agreement and Plan of Reorganization among Tangram Systems Corporation, Rabbit Software Corporation and Rabbit Acquisition, Inc. dated as of September 22, 1993 (3) (Exhibit 2.1)

     2.2 Plan of Merger of Rabbit Acquisition Corporation (A North Carolina Corporation) With and Into Tangram Systems Corporation (A North Carolina Corporation) (3) (Exhibit 2.2)

     2.3 Plan of Merger of Tangram Systems Corporation (A North Carolina Corporation) With and Into Rabbit Software Corporation (A Pennsylvania Corporation) (3) (Exhibit 2.3)

     2.4 Asset Purchase Agreement dated August 1, 1994 among Knozall Systems,Inc. and Tangram Enterprise Solutions, Inc. (7) (Exhibit 2.4)

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

     10.17** Promissory Note, Pledge Agreement and Agreement to Transfer or Terminate dated January 31, 1995, between the Company and Nancy Dunn (7) (Exhibit 10.17)

     10.18** Memorandum of Agreement Regarding Compensation and Benefits dated June 3, 1994 among Safeguard Scientifics, Inc., the Company, Chris Jesse, Steven Kuekes and Nancy Dunn (7) (Exhibit 10.18)

     10.19** Employee Non-Disclosure and Non-Competition Agreement dated October 4, 1993, and First Amendment dated June 3, 1994, between the Company and Chris Jesse (7) (Exhibit 10.19)

     10.20** Employee Non-Disclosure and Non-Competition Agreement dated October 4, 1993, and First Amendment dated June 3, 1994, between the Company and Steve Kuekes (7) (Exhibit 10.20)

     10.21** Employee Non-Disclosure and Non-Competition Agreement dated October 4, 1993, and First Amendment dated June 3, 1994, between the Company and Nancy Dunn (7) (Exhibit 10.21)

     11      Statement Re Computation of Per Share Earnings

     23*      Consent of Independent Auditors                     Page 11

     27       Financial Data Schedule

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


(d)     See Item 14(a) of this Report.

                       TANGRAM ENTERPRISE SOLUTIONS, INC.

                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                Years ended December 31, 1995, 1994 and 1993

                         Balance at   Additions    Deductions      Balance
                         Beginning    Charged to   from            at End
                         of period    Costs and    Reserves       of Period
                                      Expenses
                    -------------------------------------------------------
Year ended Dec. 31, 1995
  Allowance for
Doubtful Accounts        $262,300      $169,000     $206,300     $225,000

Year ended Dec. 31, 1994
     Allowance for
Doubtful Accounts        $336,300       $82,000      $156,000    $262,300

Year ended Dec. 31, 1993
     Allowance for
Doubtful Accounts        $172,500      $232,400       $68,600    $336,300


                                SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Tangram Enterprise Solutions, Inc.
                                               (Registrant)

Dated:  June  , 1996                 By:  /s/ Nancy M. Dunn
                                           Nancy M. Dunn
                                    Chief Administrative Officer

                                EXHIBIT INDEX

  Except as indicated by footnote, all of the following exhibits were filed with the Company's Annual Report on Form 10-K, dated December 31, 1995. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.


     Exhibit No.  Description


     2.1 Agreement and Plan of Reorganization among Tangram Systems Corporation, Rabbit Software Corporation and Rabbit Acquisition, Inc. dated as of September 22, 1993 (3) (Exhibit 2.1)

     2.2 Plan of Merger of Rabbit Acquisition Corporation (A North Carolina Corporation) With and Into Tangram Systems Corporation (A North Carolina Corporation) (3) (Exhibit 2.2)

     2.3 Plan of Merger of Tangram Systems Corporation (A North Carolina Corporation) With and Into Rabbit Software Corporation (A Pennsylvania Corporation) (3) (Exhibit 2.3)

     2.4 Asset Purchase Agreement dated August 1, 1994 among Knozall Systems,Inc. and Tangram Enterprise Solutions, Inc.(7) (Exhibit 2.4)

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

     10.17** Promissory Note, Pledge Agreement and Agreement to Transfer or Terminate dated January 31, 1995, between the Company and Nancy Dunn (7) (Exhibit 10.17)

     10.18** Memorandum of Agreement Regarding Compensation and Benefits dated June 3, 1994 among Safeguard Scientifics, Inc., the Company, Chris Jesse, Steven Kuekes and Nancy Dunn (7) (Exhibit 10.18)

     10.19** Employee Non-Disclosure and Non-Competition Agreement dated October 4, 1993 and First Amendment dated June 3, 1994, between the Company and Chris Jesse (7) (Exhibit 10.19)

     10.20** Employee Non-Disclosure and Non-Competition Agreement dated October 4, 1993 and First Amendment dated June 3, 1994, between the Company and Steve Kuekes (7) (Exhibit 10.20)

     10.21** Employee Non-Disclosure and Non-Competition Agreement dated October 4, 1993 and First Amendment dated June 3, 1994, between the Company and Nancy Dunn (7) (Exhibit 10.21)

     11       Statement Re Computation of Per Share Earnings

     23*      Consent of Independent Auditors                    Page 11

     27       Financial Data Schedule

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

                                     EXHIBIT 23

                            CONSENT OF INDEPENDENT AUDITORS


     We consent to the incorporation by reference in the Registration Statements (Forms S-8 No. 33-39266, No. 33-45127, No. 33-31852 and No. 33-
     76066) pertaining to the 1988 Stock Option Plan of Tangram Enterprise Solutions, Inc. of our report dated February 15, 1996, with respect to the financial statements and schedule of Tangram Enterprise Solutions, Inc. included in the Annual Report (Form 10-K) for the year ended
     December 31, 1995.
                                            Ernst & Young LLP

     Raleigh, North Carolina
     June 18, 1996

                        Tangram Enterprise Solutions, Inc.

                      Index to Audited Financial Statements


Report of Independent Auditors                         F-2

Audited Financial Statements

Balance Sheets                                         F-3
Statements of Operations                               F-4
Statements of Shareholders' Equity                     F-5
Statements of Cash Flows                               F-6
Notes to Financial Statements             F-7 through F-15

                           Report of Independent Auditors

The Board of Directors and Shareholders
Tangram Enterprise Solutions, Inc.


We have audited the balance sheet of Tangram Enterprise Solutions, Inc. as of December 31, 1995, and the related statements of operations, shareholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The balance sheet of Tangram Enterprise Solutions, Inc. for the year ended December 31, 1994, and the related statements of operations, shareholders' equity and cash flows for the years ended December 31, 1994 and 1993, were audited by other auditors whose report dated February 23, 1995, expressed an unqualified opinion on those statements.

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

In our opinion, the 1995 financial statements referred to above present fairly, in all material respects, the financial position of Tangram Enterprise Solutions, Inc. as of December 31, 1995, and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                              Ernst & Young LLP


Raleigh, North Carolina
February 15, 1996

                        Tangram Enterprise Solutions, Inc.
                                Balance Sheets
                                                         December 31
                                                     1995           1994
                                                (In thousands, except share
                                                   and per share amounts)
ASSETS
Current assets:
  Cash                                            $     92      $     614
  Accounts receivable, net of allowance of $225
    in 1995 and $262 in 1994                         2,853          3,350
  Deferred tax assets, net                               -            884
  Other current assets                                 257            212
                                                    ---------------------
  Total current assets                               3,202          5,060

  Equipment, furniture and fixtures, net of
    accumulated depreciation of $1,553 in 1995
    and $4,563 in 1994                                 278            500
Deferred software costs, net                         2,595          2,370
Costs in excess of net assets of business
  acquired, net                                      5,903          6,661
Notes receivable - officers                            784            392
Other assets                                            67             65
                                                    ---------------------
Total assets                                      $ 12,829       $ 15,048
                                                    =====================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Note payable to shareholder                     $      -      $     606
  Note payable - current portion                     1,319            972
  Accounts payable                                     531            491
  Accrued expenses                                     418            460
  Deferred revenue                                   2,228          2,448
  Other current liabilities                             85            108
                                                    ---------------------
Total current liabilities                            4,581          5,085

Note payable                                             -            500
Capital lease obligations                                2             95

Shareholders' equity:
  Common stock, par value $.01, authorized
    48,000,000 shares, issued 14,527,876 in 1995
    and 14,332,217 in 1994                              145           143
  Additional paid-in capital                         44,275        44,214
  Accumulated deficit                               (36,174)      (34,989)
                                                    ---------------------
  Total shareholders' equity                          8,246         9,368
                                                    ---------------------
Total liabilities and shareholders' equity         $ 12,829      $ 15,048
                                                    =====================

See accompanying notes.

                            Tangram Enterprise Solutions, Inc.
                                Statements of Operations

                                                Year Ended December 31
                                       1995           1994           1993
                                     ------------------------------------
                                  (In thousands, except per share amounts)
Software revenues                   $  12,538      $  12,778    $  13,733

Costs and expenses:
  Costs of software                       616            938        1,147
  Development                           2,889          3,281        3,184
  Selling and marketing                 6,727          5,511        4,554
  General and administrative            2,543          2,744        2,870
  Purchased research and development        -          1,253            -
  Merger and restructuring costs            -              -        2,500
  Other (income) expenses, net             70           (366)         337
                                      ----------------------------------
Total costs and expenses               12,845         13,361       14,592
                                      ----------------------------------

Loss before income taxes                 (307)          (583)        (859)
Benefit (provision) for income taxes     (878)           (16)         633
                                        ----------------------------------
Net loss                            $  (1,185)      $   (599)   $    (226)
                                        ==================================

Loss per common share               $    (.08)       $  (.04)   $    (.06)
                                        ==================================

Weighted average number of common
  shares outstanding                    14,459         14,216      13,942
                                        ==================================

See accompanying notes.

                            Tangram Enterprise Solutions, Inc.

                            Statements of Shareholders' Equity
                          (In thousands, except number of shares)

            Preferred        Common   Addt'l                         Share
               Stock         Stock    Paid-in   Accum.  Treasury     Holders
            Shares  Amt   Shares  Amt   Cap    Deficit  Stock        Equity
            --------------------------------------------------------------
 Balance at
  Dec. 31,
  1992        8,871 $887 14,124,459 $141 $35,093 $(33,764) $(160) $2,197
 Dividends -
  pref. shares  220   22          -    -     (22)       -      -       -
 Dividends -
  redeemable
  pref. shares   -     -          -    -       -     (400)     -    (400)
 Exercise emp.
  stock options  -     -     113,288   1      61         -     -      62
 Paid-in capital
  resulting from
  merger         -     -           -    -   3,726        -      -  3,726
 Contributed cap.-     -           -    -   5,356        -      -  5,356
 Net loss        -     -           -    -       -     (226)     -   (226)
- -----------------------------------------------------------------------------

 Balance at
  Dec. 31,
  1993      9,091    909  14,237,747  142  44,214  (34,390)  (160) 10,715
 Redemption
   ofpref.
   stock   (9,091)  (909)          -    -       -         -     -    (909)
 Exercise of
  employee stock
  options       -     -       94,470    1       -         -   160     161
 Net loss       -     -            -    -       -     (599)     -    (599)
- -----------------------------------------------------------------------------

 Balance at Dec.
  31, 1994      -     -  14,332,217   143  44,214  (34,989)     -   9,368

 Exercise of
  employee stock
  options       -     -     195,659     2      61        -      -      63

 Net loss       -     -           -     -       -   (1,185)     -  (1,185)
- -----------------------------------------------------------------------------
 Balance at
  Dec. 31, 1995 -  $  -  14,527,876  $145 $44,275 $(36,174)   $ -  $8,246
=============================================================================

See accompanying notes.

                              Tangram Enterprise Solutions, Inc.
                                  Statements of Cash Flows
                                                 Year Ended December 31
                                             1995          1994         1993
                                             -------------------------------

                                                       (In thousands)
OPERATING ACTIVITIES
 Net loss                                   $ (1,185)     $  (599)      $(226)
 Adjustments to reconcile net loss to
  net cash provided by operating activities:
    Depreciation and amortization              2,219        2,511       3,564
    Merger and restructuring costs                 -            -         451
    Purchased research and development             -        1,253           -
    Decrease (increase) in deferred
       tax assets                                884            -        (884)
    Cash provided (used) by changes in
      working capital items:
        Accounts receivable                      497         (126)      1,923
        Other current assets                     (45)         284         (49)
        Other assets                              (2)         (35)        108
        Accounts payable                          40         (260)       (401)
        Accrued expenses and other
          current liabilities                    (65)        (457)        (91)
        Deferred revenue                        (220)         463         236
                                              -------------------------------

 Net cash provided by operating activities     2,123        3,034      4,631
                                             -------------------------------

 INVESTING ACTIVITIES
  Deferred software costs                     (1,286)       (1,257)   (1,042)
  Expenditures for equipment, furniture
   and fixtures                                 (178)          (69)     (338)
  Acquisition of Knozall Systems                   -          (498)        -
  Other                                         (392)         (351)        -
                                             -------------------------------

 Net cash used in investing activities        (1,856)       (2,175)   (1,380)
                                             -------------------------------

 FINANCING ACTIVITIES
  Net repayments on note payable to shareholder (606)            -    (1,238)
  Net (repayments) borrowings on notes payable  (153)          472         -
  Repayment of capital lease obligations         (93)          (84)      (78)
  Dividends on Series E Preferred Stock            -             -      (400)
  Redemption of preferred stock                    -        (1,516)     (984)
  Proceeds from exercise of employee
   stock options                                  63           131        62
                                             -------------------------------

 Net cash used in financing activities          (789)         (997)   (2,638)
                                             -------------------------------


 Net (decrease) increase in cash                (522)         (138)      613
 Cash, beginning of year                         614            752      139
                                             -------------------------------

 Cash, end of year                           $    92      $   614    $   752

                                           ==================================

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

On August 1, 1994, the Company acquired the assets and certain liabilities of Knozall Systems, Inc. (Knozall) for $1,500,000 in cash and notes. The acquisition was accounted for as a purchase, and the results of operations and other financial data include the acquired operations of Knozall from the date of acquisition. As a result of the purchase, the Company incurred non-recurring charges related to in-process research and development totaling $1,253,000, which are shown separately on the statement of operations as purchased research and development costs (see Note 9).

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

Equipment, Furniture and Fixtures

Equipment, furniture and fixtures are stated at cost, net of accumulated depreciation. Depreciation of equipment, furniture and fixtures, including items held under capital leases, is provided using the straight-line method over estimated useful lives ranging from two to five years.

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

                 Tangram Enterprise Solutions, Inc.

3.   Leases

The Company leases its facilities and certain equipment under several non-cancelable operating lease agreements that expire at various times through 2000. Rental expense under these leases for the years ended December 31, 1995, 1994 and 1993, totaled approximately $758,800, $760,000 and $807,400, respectively. Future minimum lease payments under non-cancelable operating leases at December 31, 1995, are approximately $708,000, $159,900, $36,600,
$31,800 and $25,200 for 1996, 1997, 1998, 1999 and 2000, respectively.

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

                Tangram Enterprise Solutions, Inc.

5.   Stock Options (continued)

                          Non-Qualified Options
                            Not Under    Under     Incentive
                              Plan       Plan       Options      Total
                          -------------------------------------------------
Options outstanding -
  Dec. 31, 1993              150,000    34,279    1,602,591    1,786,870
    Options granted                      4,000    1,620,433    1,624,433
    Canceled or exchanged                          (104,800)    (104,800)
    Exercised                          (14,279)    (319,656)    (333,935)
                          -------------------------------------------------
Options outstanding -
  Dec. 31, 1994              150,000    24,000    2,798,568    2,972,568
    Options granted                     10,000      336,974      346,974
    Canceled                                       (155,616)    (155,616)
    Exercised                                      (195,659)    (195,659)
                          -------------------------------------------------
Options outstanding -
  Dec. 31, 1995              150,000    34,000    2,784,267    2,968,267

Options vested -
  Dec. 31, 1995              120,000    17,000    1,641,087    1,778,087

Options available to
  be granted                      -     66,000      374,925      440,925

Average exercise price       $ 1.00    $  1.26     $   1.12     $   1.12

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

7.   Income Taxes

The components of income tax expense (benefit) for the years ended December
31, 1995, 1994 and 1993, consisted of the following:
                                     1995            1994            1993
                                   ---------------------------------------
Current expense:
  Federal                         $     -         $     -          $   248
  State                                (6)             16                3
                                   ---------------------------------------
                                       (6)             16              251

Deferred expense (benefit):
  Federal                             884               -             (884)
  State                                 -               -                -
                                   ---------------------------------------
                                      884               -             (884)
                                   ---------------------------------------
Total                              $  878          $   16         $   (633)
                                   =======================================

                           Tangram Enterprise Solutions, Inc.

7.                    Income Taxes (continued)

The Company has no deferred tax liabilities at December 31, 1995 or 1994.
The components of net deferred tax assets as of December 31 are as follows:
                                                      1995             1994
                                                          (In thousands)
                                                     ----------------------
Deferred tax assets
  Tax loss carryforwards                             $  8,838     $  8,630
  Tax credit carryforwards                                464          464
  Deferred software costs                                 384          763
  Purchased research and development                      385          414
  Allowance for doubtful accounts                          77           89
  Other                                                   169          117
                                                     ----------------------
Total gross deferred tax assets                        10,317       10,477
Valuation allowance                                   (10,317)      (9,593)
                                                     ----------------------
Deferred tax assets                                 $       -     $    884
                                                     ======================

The actual income tax expense (benefit) for 1995, 1994 and 1993 differs from the "expected" amount (computed by applying the statutory federal income tax rate of 34% to income before income taxes as follows:
                                           1995        1994           1993
                                                  (In thousands)
                                       ------------------------------------
Computed "expected" tax benefit        $   (108)   $   (198)      $   (292)
Non deductible amortization                 257         257            159
Change in valuation allowance               724         (44)          (682)
Other                                         5           1            182
                                       ------------------------------------
Actual tax expense (benefit)           $    878    $     16       $   (633)
                                       ====================================

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