Form 10-Q
period 1996-06-30
TANGRAM ENTERPRISE SOLUTIONS INC
filed 1996-08-14
CIK 804121

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1996

                       Commission File Number 0-15454



                    TANGRAM ENTERPRISE SOLUTIONS, INC.
           (Exact name of registrant as specified in its charter)

             Pennsylvania                   23-2214726
(State or other jurisdiction of   (I.R.S.Employer Identifition No.)
 incorporation or organization)


                     5511 Capital Center Drive, Suite 400
                             Raleigh, NC  27606
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

                       Yes    X           No ____



               Number of shares outstanding as of August 8, 1996

                    Common Stock         14,696,417

                   TANGRAM ENTERPRISE SOLUTIONS, INC.

                       QUARTERLY REPORT FORM 10-Q



                                INDEX



                      PART I.  FINANCIAL INFORMATION



Item 1 - Financial Statements:

    Balance Sheets-June 30, 1996 (unaudited) and December 31, 1995   3

    Statements of Operations (unaudited) - Three and Six Months
        Ended June 30, 1996 and 1995                                 4

     Statements of Cash Flows (unaudited) - Six Months Ended
          June 30, 1996 and 1995                                     5

     Notes to the Financial Statements                               6

Item 2 - Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                7


                     PART II.  OTHER INFORMATION


Item 4 - Submission of Matters to Vote of Security Holders           9

Item 6 - Exhibits and Reports on Form 8-K                            9

Signatures                                                          10

                       TANGRAM ENTERPRISE SOLUTIONS, INC.
                                BALANCE SHEETS

               (in thousands, except share and per share amounts)


                                                    June 30, December 31,
                                                      1996        1995
                                                   ----------  ----------
                                                   (unaudited)

ASSETS
Current assets:
  Cash                                             $    194   $     92
  Accounts receivable, net of allowance of
    $240 in 1996 and $225 in 1995                     3,142      2,853
  Other current assets                                  310        257
                                                   --------   --------

          Total current assets                        3,646      3,202

Equipment, furniture and fixtures,
  net of accumulated depreciation of
  $1,677 in 1996 and $1,553 in 1995                    400         278
Deferred software costs, net                         2,622       2,595
Costs in excess of net assets of business
acquired, net                                        5,524       5,903
Other assets                                           857         851
                                                 ---------   ---------
      Total assets                                 $13,049     $12,829
                                                  =========  =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Notes payable - current portion                $   348     $ 1,319
    Accounts payable                                   553         531
    Accrued expenses                                   908         420
    Deferred revenue                                 2,004       2,228
    Other current liabilities                           31          85
                                                 ---------   ---------
Total current liabilities                            3,844       4,583

Note payable to related party                         450        ---
Note payable                                          150        ---

Shareholders' equity:
   Common stock,par value $.01, authorized
     48,000,000 shares,issued and outstanding
     14,696,417 in 1996 and 14,527,876 in 1995        147         145
   Additional paid-in capital                      44,486      44,275
   Accumulated deficit                            (36,028)    (36,174)
                                                  --------    --------
       Total shareholders' equity                   8,605       8,246
                                                  --------    --------
       Total liabilities and
       Shareholders' Equity                       $13,049      $12,829
                                                 ========     ========

              See accompanying notes to financial statements.


                         TANGRAM ENTERPRISE SOLUTIONS, INC.

                              STATEMENTS OF OPERATIONS

                      (in thousands, except per share amounts)



                         Three Months                Six Months
                        Ended June 30,              Ended June 30,
                     --------------------        ---------------------
                     1996            1995        1996            1995
                     -------      -------        -------       -------
                         (unaudited)                 (unaudited)
Revenues:             $3,470        $3,426        $5,954        $6,415
                     -------       -------       -------       -------

Cost and expenses:
   Costs of software      91           171           165           348
   Selling and
    marketing          1,668         1,874         3,217         3,360
   Development           563           683         1,196         1,316
   General and
    administrative       669           604         1,230         1,238
   Other (income)
expenses, net              --           41            --            66
                     ---------     --------       -------      -------
Total costs and
expenses               2,991         3,373         5,808         6,328
                     ---------     --------       -------      -------
Net income           $   479      $     53        $  146           $87
                     =========     ========       ========     =======

Income per
common share         $     .03     $   ---        $   .01      $  ---
                     =========     ========       ========     =======
Weighted average number
of common shares
outstanding             17,362      15,539         16,996       15,284
                      ========     ========       ========     =======

              See accompanying notes to financial statements.


                        TANGRAM ENTERPRISE SOLUTIONS, INC.

                             STATEMENTS OF CASH FLOWS

                                  (in thousands)

                                                         Six Months
                                                        Ended June 30,
                                                  -------------------------
                                                    1996          1995
                                                    ----          ----
                                                        (unaudited)
Cash flows from operating activities:

Net income (loss)                                  $ 146        $  87
Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation and amortization                   1,036        1,184
 Cash provided (used) by changes in
       working capital items:
       Accounts receivable                          (475)         (83)
       Other current assets                          (82)        (326)
       Other assets                                   (6)        (392)
       Accounts payable                                3          562
       Accrued expenses and
         other current liabilities                   526          (37)
       Deferred revenue                             (224)        (472)
                                                   -------      ------
 Net cash provided by operating activities           924          523
                                                   -------      ------
Cash flows from investing activities:
     Deferred software costs                        (730)        (797)
     Sale of LAN division                           (213)         ---
     Expenditures for equipment,
       furniture and fixtures                       (250)        (119)
         Net cash used in investing activities    (1,193)        (916)

Cash flows from financing activities:
     Net borrowing on note payable
       to related party                              450          ---
     Net repayments on notes payable                (139)         (84)
     Other, net                                       60          ---
                                                   -------      ------
       Net cash provided by (used in)
        financing activities                         371          (84)
                                                   -------      ------

Net increase (decrease) in cash                      102         (477)
Cash, beginning of year                               92          614
                                                   -------      ------
Cash, end of year                                  $ 194          137
                                                   =======      ======

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


Note 2.  NOTE PAYABLE TO RELATED PARTY

In order to provide a source of funds to assist the launching of the new Asset Insight product, Safeguard Scientifics, Inc. ("Safeguard"), a 71% shareholder of the Company, has agreed to provide a $1 million line of credit to the Company at prime rate plus 1%. There was $450,000 outstanding under the note at June 30, 1996. Amounts outstanding are due thirteen months after the date of demand.


Note 3.   SALE OF LAN DIVISION


In March, 1996, the Company sold the assets and liabilities of the LAN division, acquired from Knozall Systems, Inc. in 1994, to its former owner, an officer and director of the Company. In exchange for the cancellation of $850,000 of the $1 million note issued in connection with the acquisition of Knozall, the Company transferred all of the net assets of the LAN division, made a cash payment of $213,000 at the date of sale and issued a $300,000 note due in 24 equal installments. The buyer elected to convert the remaining $150,000 of the $1 million note into shares of Tangram common stock. In addition, the Company retained rights to certain technology developed in the LAN division since August 1, 1994

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Tangram Enterprise Solutions, Inc. (the Company) develops and markets software for asset tracking and electronic software distribution solutions, including Asset Insight and AM:PM. Asset Insight, a major new business management solution for information technology(IT) executives, provides decision support, identification of hardware and software assets currently installed throughout the enterprise, and information on historical trends as well as projections of future changes to the asset base. The Company made the first sale of its new Asset Insight product late in June, 1996. With Asset Insight, Tangram has also launched a new indirect channel program. Initially, Tangram is offering Asset Insight through CompuCom Systems, Inc. while forming relationships with additional resellers. Safeguard owns 50% 0f CompuCom 71% of Tangram.

AM:PM provides distributed resource management across heterogeneous networks. Available for MVS, UNIX, NetWare, Windows NT, Windows 95, DOS and Macintosh platforms, AM:PM accomplishes such tasks as software and data distribution, data collection, asset management and remote resource management.


RESULTS OF OPERATIONS


     Revenues for the quarter ended June 30, 1996 were comparable to the same period in 1995. However, the three months ended June 30, 1996 includes $834,000 from sale of the new Asset Insight product offset by decreases in the sale of all other products.

     Selling and marketing expenses for the quarter ended June 30, 1996 decreased 11% from the same period in 1995 due to elimination of the expenses related to the LAN division which was sold in March, 1996. As a result, selling and marketing expenses as a percentage of sales decreased to 48.1% from 54.7% in the second quarter of 1995.




The Company is continuing to focus development activities primarily on the Asset Insight product. In addition, the Company continues to enhance existing technologies in its distributed resource management product line.

Development activity is summarized in the table below:

                              (in thousands)

                              Three Months               Six Months
                              Ended June 30,.           Ended June 30,
                            -----------------          ---------------
                              1996       1995           1996     1995
                            -------    -------         ------    -----
Development expenditures      $ 748      $ 736        $1,386   $1,503

Capitalized development costs  (485)      (318)         (730)    (797)

Amortization                    300        265           540      610
                             -------    -------        ------   ------

Total development expenses    $ 563      $ 683       $ 1,196  $ 1,316
                             =======    =======      =======  =======

General and administrative expenses for 1996 increased 11% over the same period in 1995. The increase reflects higher professional fees.

At December 31, 1995 the Company had net operating loss carryforwards of approximately $25.9 million. The net operating loss carryforwards expire in various amounts from 1998 through 2010.


LIQUIDITY

Cash generated from operations has been adequate to fund the Company's development and finance activities. In the past, the Company has generated cash from operating activities despite its net losses due to the significant levels of depreciation and amortization. Cash requirements have increased in 1996 due to the additional expenditures required for the introduction and launching of the Asset Insight product. As stated in Note 2 above, Safeguard Scientifics, Inc. has agreed to assist the Company's launching of the Asset Insight product by providing a $1 million line of credit to fund cash requirements of which $450,000 is outstanding at June 30, 1996. The Company believes these this line of credit along with cash from operations will be adequate to meet its 1996 cash requirements.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 30, 1996. At the meeting, the shareholders voted in favor of electing as directors the seven nominees named in the Proxy Statement dated May 2, 1996. The number of votes cast for, against or withheld were as follows:

I. Election of Directors:


   W. Christopher Jesse     14,160,941           8,405
   Steven F. Kuekes         14,160,941           8,405
   John F. Owens            14,161,007           8,339
   Charles A. Root          14,161,007           8,339
   Carl G. Sempier          14,160,623           8,723
   Harry Wallaesa           14,160,510           8,836
   Carl Wilson              14,160,841           8,505


Item 6.   Exhibits and Reports on Form 8-K
(a)   Exhibits - None

(b)   Reports on Form 8-K

     No reports on Form 8-K have been filed by the Registrant during the quarter ended June 30, 1996.

                                SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Tangram Enterprise Solutions, Inc.
                                             (Registrant)


Date  August 13, 1996                     /s/ W. C. Jesse_______________
                                          W. C. Jesse
                                          President.and
                                          Chief Executive Officer

Date August 13, 1996                      /s/ Nancy M. Dunn____________
                                          Nancy M. Dunn
                                          Vice President of Finance and
                                          Chief Administrative Officer