Form 10-Q
period 1996-09-30
TANGRAM ENTERPRISE SOLUTIONS INC
filed 1996-11-14
CIK 804121

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1996

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

                             Yes  X        No



               Number of shares outstanding as of November 5, 1996

                          Common Stock         15,664,613

                     TANGRAM ENTERPRISE SOLUTIONS, INC.

                        QUARTERLY REPORT FORM 10-Q

                                   INDEX



                      PART I.  FINANCIAL INFORMATION



Item 1 - Financial Statements:

  Balance Sheets - September 30, 1996 (unaudited) and
       December 31, 1995                                                3

  Statements of Operations (unaudited) - Three and Nine
       Months Ended September 30, 1996 and 1995                         4

  Statements of Cash Flows (unaudited) - Nine Months Ended
       September 30, 1996 and 1995                                      5

  Notes to the Financial Statements                                     6


Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            7


                         PART II.  OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K                               9

Signatures                                                             10

                     TANGRAM ENTERPRISE SOLUTIONS, INC.

                              BALANCE SHEETS

            (in thousands, except share and per share amounts)



                                             September 30,    December 31,
                                                 1996             1995
                                             -------------   -------------
                                              (unaudited)

ASSETS
Current assets:
  Cash                                           $    564        $     92
  Accounts receivable, net of
   allowance of $231 in 1996
   and $225 in 1995                                 1,650           2,853
  Other current assets                                287             257
                                                 ---------       ---------
   Total current assets                             2,501           3,202

Equipment, furniture and fixtures,
 net of accumulated depreciation of
 $1,741 in 1996 and  $1,553 in 1995                   437             278
Deferred software costs, net                        2,802           2,595
Costs in excess of net assets of
 business acquired, net                             5,334           5,903
Other assets                                          857             851
                                                 ---------       ---------
   Total assets                                  $ 11,931        $ 12,829
                                                 =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable - current portion                $    269        $  1,319
  Accounts payable                                    503             531
  Accrued expenses                                    617             420
  Deferred revenue                                  2,008           2,228
  Other current liabilities                             9              85
                                                 ---------       ---------
   Total current liabilities                        3,406           4,583


    Note payable                                      150             ---

Shareholders' equity:
  Common stock, par value $.01,
   authorized 48,000,000 shares,
   issued and outstanding
   14,719,569 in 1996 and
   14,527,876 in 1995                                 147             145
  Additional paid-in capital                       44,530          44,275
  Accumulated deficit                             (36,302)        (36,174)
                                                 ---------       ---------
   Total shareholders' equity                       8,375           8,246
                                                 ---------       ---------
   Total liabilities and
     shareholders' equity                        $ 11,931        $ 12,829
                                                 =========       =========

              See accompanying notes to financial statements.


                    TANGRAM ENTERPRISE SOLUTIONS, INC.

                         STATEMENTS OF OPERATIONS

                 (in thousands, except per share amounts)



                                                        Three Months
                                                     Ended September 30,
                                                  ------------------------
                                                    1996             1995
                                                  -------          -------
                                                         (unaudited)

Revenues:                                         $2,434           $3,495
                                                  -------          -------

Costs and expenses:
  Costs of software                                   59              129
  Selling and marketing                            1,343            1,896
  Development                                        669              773
  General and administrative                         637              674
                                                  -------          -------
    Total costs and expenses                       2,708            3,472
                                                  -------          -------

    Net income (loss)                             $ (274)          $   23
                                                  =======          =======


    (Loss) per common share                       $ (.02)          $  ---
                                                  =======          =======

Weighted average number of
 common shares outstanding                        14,705           16,093
                                                  =======          =======

               See accompanying notes to financial statements.


                        TANGRAM ENTERPRISE SOLUTIONS, INC.

                             STATEMENTS OF OPERATIONS

                    ( in thousands, except per share amounts )



                                                        Nine Months
                                                     Ended September 30,
                                                  ------------------------
                                                    1996             1995
                                                  -------          -------
                                                         (unaudited)

Revenues:                                         $8,388           $9,910
                                                  -------          -------

Costs and expenses:
  Costs of software                                  224              477
  Selling and marketing                            4,560            5,256
  Development                                      1,865            2,089
  General and administrative                       1,867            1,978
                                                  -------          -------
    Total costs and expenses                       8,516            9,800
                                                  -------          -------

    Net income (loss)                             $ (128)          $  110
                                                  =======          =======


    (Loss) per common share                       $ (.01)             ---
                                                  =======          =======

Weighted average number of
 common shares outstanding                        14,634           15,475
                                                  =======          =======

               See accompanying notes to financial statements.


                    TANGRAM ENTERPRISE SOLUTIONS, INC.

                         STATEMENTS OF CASH FLOWS

                              (in thousands)



                                                          Nine Months
                                                      Ended September 30,
                                                   -----------------------
                                                     1996            1995
                                                   -------         -------
                                                         (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                 $ (128)         $  110
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
 Depreciation and amortization                      1,608           1,709
 Cash provided (used) by changes in
  working capital items:
   Accounts receivable                              1,017             176
   Other current assets                               (59)           (169)
   Other assets                                        (5)           (392)
   Accounts payable                                   (69)            223
   Accrued expenses and
    other current liabilities                         234              16
   Deferred revenue                                  (219)           (527)
                                                   -------         -------
Net cash provided by operating activities           2,379           1,146
                                                   -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Deferred software costs                           (1,210)         (1,045)
 Sale of LAN division                                (213)            ---
 Expenditures for equipment, furniture and
  fixtures                                           (369)           (149)
                                                   -------         -------
  Net cash used in investing activities            (1,792)         (1,194)
                                                   -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayments on notes payable                    (219)           (428)
  Other, net                                          104             (21)
                                                   -------         -------
  Net cash used in financing activities              (115)           (449)
                                                   -------         -------

Net increase (decrease) in cash                       472            (497)
Cash, beginning of year                                92             614
                                                   -------         -------
Cash, end of year                                  $  564          $  117
                                                   =======         =======

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


NOTE 2.  NOTE PAYABLE TO RELATED PARTY

     In order to provide a source of funds to assist the launching of the new Asset Insight product, Safeguard Scientifics, Inc.("Safeguard"), a 71% shareholder of the Company, has agreed to provide a $1 million line of credit to the Company at prime rate plus 1%. During the quarter ending September 30, 1996, the $450,000 outstanding balance under the note at June 30, 1996 was fully repaid. Under the terms of the line of credit, any amounts outstanding are due thirteen months after the date of demand.


NOTE 3.   SALE OF LAN DIVISION

     In March, 1996, the Company sold the assets and liabilities of the LAN division, acquired from Knozall Systems, Inc. in 1994, to its former owner, who was an officer and director of the Company until the date of sale. In exchange for the cancellation of $850,000 of the $1 million note issued in connection with the acquisition of Knozall, the Company transferred all of the net assets of the LAN division, made a cash payment of $213,000 at the date of sale and issued a $300,000 note due in 24 equal installments. The buyer elected to convert the remaining $150,000 of the $1 million note into shares of Tangram common stock. In addition, the Company retained rights to certain technology developed in the LAN division since August 1, 1994.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Tangram Enterprise Solutions, Inc.(the Company) develops and markets asset tracking and electronic software distribution solutions, including Asset Insight(TM) and AM:PM(R). Asset Insight, a new business management solution for information technology (IT) executives, provides: 1) automatic identification of hardware and software assets currently installed throughout the enterprise, 2) information on historical trends of IT assets, and 3) concise, one-page analyses that transforms raw data into useful information for management decisions. The Company made the first sale of its new Asset Insight product late in June, 1996. With Asset Insight, Tangram has also launched a new indirect channel program, and intially, Asset Insight is offered through CompuCom Systems, Inc. Relationships with additional resellers are being developed. Safeguard owns 50% of CompuCom and 71% of Tangram.

     Previously, the Company's main product line was AM:PM which provides distributed resource management across heterogeneous networks. AM:PM is available for MVS, UNIX, NetWare, Windows NT, Windows 95, DOS and Macintosh platforms. AM:PM accomplishes such tasks as software and data distribution, data collection, asset management and remote resource management.
Beginning in the first quarter of 1996, the Company began to redirect resources previously allocated to AM:PM in order to fill the additional demands of preparing for the introduction and release of the Asset Insight product. As a result, sales of AM:PM have decreased in 1996 as compared to the prior year and this trend is expected to continue in the future.


RESULTS OF OPERATIONS

     Revenues for the quarter ended September 30, 1996 declined by 30% from same period in 1995 because sales of Asset Insight have not yet replaced the decrease in the traditional AM:PM revenue stream.

     Selling and marketing expenses for the quarter ended September 30, 1996 decreased 29% from the same period in 1995 due to elimination of the expenses related to the LAN division which was sold in March, 1996 as well as lower sales commissions resulting from lower revenue. Selling and marketing expenses as a percentage of sales in the third quarter of 1996 vs. 1995 remained constant at approximately 55%. As the Company begins to heavily promote Asset Insight, selling and marketing expenses are expected to increase.

     The Company is focusing development activities primarily on the Asset Insight product while continuing to enhance existing technologies in its distributed resource management (AM:PM) product line. Development activity is summarized in the table below:



                                             (in thousands)

                                  Three Months            Nine  Months
                               Ended September 30,     Ended September 30,
                               --------------------    -------------------
                                 1996         1995       1996        1995
                               -------      -------    -------     -------

Development expenditures       $  849       $  796     $2,235      $2,299

Capitalized development costs    (480)        (248)    (1,210)     (1,045)

Amortization                      300          225        840         835
                               -------      -------    -------     -------

Total development expenses     $  669       $  773     $1,865      $2,089
                               =======      =======    =======     =======

     General and administrative expenses for the quarter ended September 30, 1996 remained relatively stable compared to the same period in 1995. However, it is anticipated that expenses will increase in the future in order to provide additional infrastructure to support the Asset Insight product rollout.

     At December 31, 1995 the Company had net operating loss carryforwards of approximately $25.9 million. The net operating loss carryforwards expire in various amounts from 1998 through 2010.


LIQUIDITY

     Cash generated from operations has been adequate to fund the Company's development and finance activities. In the past, the Company has generated cash from operating activities despite its net losses due to the signifi-cant levels of depreciation and amortization. Cash requirements have increased in 1996 due to the additional expenditures required for the introduction and launching of the Asset Insight product. As stated in Note 2 above, Safeguard Scientifics, Inc. has agreed to assist the Company's launching of the Asset Insight product by providing a $1 million line of credit to fund cash requirements. However, the Company believes that the line of credit may not be adequate to meet the new product rollout cash requirements in the near future. As a result, the Company is pursuing other sources of funds including, but not limited to, debt or equity financing.

PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

        Number                             Description
        ------                             -----------

          27             Financial Data Schedule (electronic filing only)


(b)   Reports on Form 8-K

      No reports on Form 8-K have been filed by the Registrant during the quarter ended September 30, 1996.

                                SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Tangram Enterprise Solutions, Inc.
                                               (Registrant)


Date: November 13, 1996              /s/ W.C. Jesse
                                     -------------------------------
                                     W. C. Jesse
                                     President and Chief Executive Officer


Date: November 14, 1996              /s/Nancy M. Dunn
                                     -------------------------------
                                     Nancy M. Dunn
                                     Vice President of Finance and
                                     Chief Administrative Officer