Form 10-K405
period 1996-12-31
TANGRAM ENTERPRISE SOLUTIONS INC
filed 1997-03-31
CIK 804121

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996

                         Commission File Number 0-15454
                       TANGRAM ENTERPRISE SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)
            Pennsylvania                                23-2214726
         (State or other jurisdiction of    (I.R.S. Employer Identification No.)
          incorporation or organization)

                        11000 Regency Parkway, Suite 401
                              Cary, NC 27511-8504
                    (Address of principal executive offices)
                                 (919) 851-6000
              (Registrant's telephone number, including area code)
          Securities registered pursuant to Section 12(b) of the Act:
                                      None
          Securities registered pursuant to Section 12(g) of the Act:
        Title of class                Name of Each Exchange on Which Registered
Common Stock, $0.01 par value                    Nasdaq Stock Market

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     The aggregate market value of shares of common stock held by non-affiliates on March 21, 1997 (as reported on The Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the symbol TESI) was approximately $13,219,690.

     As of March 21, 1997, there were 15,646,589 shares of the Company's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement relating to its scheduled 1997 Annual Shareholders Meeting are incorporated by reference in Part III, Items 10, 11, 12 and 13 of this report.

                       Tangram Enterprise Solutions, Inc.
                               Index to Form 10-K
                  For the Fiscal Year Ended December 31, 1996

                                     PART I

                                                                         Page
Item 1   -        Business                                                 3

Item 2   -        Properties                                               9

Item 3   -        Legal Proceedings                                        9

Item 4   -        Submission of Matters to a Vote of
                     Security Holders                                      9

                                    PART II

Item 5   -        Market For Registrant's Common Equity
                     and Related Stockholder Matters                      11

Item 6   -        Selected Financial Data                                 12

Item 7   -        Management's Discussion and Analysis of
                    Financial Condition and Results of Operation          13

Item 8   -        Financial Statements and Supplementary
                    Data                                                  17

Item 9   -        Changes in and Disagreements With Accountants
                    on Accounting and Financial Disclosure                17

                                    PART III

Item 10  -        Directors and Executive Officers of
                    the Registrant                                        18

Item 11  -        Executive Compensation                                  18

Item 12  -        Security Ownership of Certain Beneficial
                    Owners and Management                                 18

Item 13  -        Certain Relationships and Related Transactions          18


                                    PART IV

Item 14  -        Exhibits, Financial Statement Schedules, and
                    Reports on Form 8-K                                   19

                                     PART I

Item 1. Business

General

Tangram Enterprise Solutions, Inc. (the "Company") develops and markets asset tracking software and software distribution solutions that enable automated enterprise-wide information system management. The Company markets to Fortune 1000 companies and their foreign equivalents and to government agencies that are managing heterogeneous enterprises and mission-critical applications.

     The Company was created from the merger of Tangram Systems Corporation ("Tangram Systems") and Rabbit Software Corporation ("Rabbit") in September 1993. Each company had over 10 years of experience in providing software products in the mainframe connectivity market. The merger permitted the integration of complementary technologies by combining Tangram Systems' expertise in the area of wide area networks with Rabbit's open systems expertise. This base of technology enabled the Company to serve the entire spectrum of networking environments: wide area, local area, and distributed networks.

     The following discussion contains forward-looking statements that are subject to risks and uncertainties. There are several important factors that could cause actual results to differ materially from those anticipated by the forward-looking statements contained in the following discussion. Readers should pay particular attention to the risk factors set forth in this section and in the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

 Background and Strategy

     The Company believes that businesses are moving toward an enterprise-wide computing environment where more desktop personal computers will be interconnected into large local-area and wide-area networks, as well as the Internet, and administered by corporate MIS departments. The Company believes that the continued expansion of heterogeneous computer networks and current downsizing and rightsizing trends are forcing businesses to seek automated solutions for tracking and managing their enterprise-wide information technology ("IT") assets. The Company believes this trend will continue and that its new product, Asset Insight(R) will enable the Company to attain a leading position in the asset tracking market. While the Company expects the market's shift toward enterprise and Internet products to continue, there can be no assurance that the Company's Asset Insight products will be successful or will gain customer acceptance.

     Historically, the Company focused on the demands of the traditional IBM customer base with the Open Advantage(R) UNIX SNA products and Arbiter(R). The Open Advantage(R) UNIX SNA products enable microcomputer users to leverage both the local capabilities of the microcomputer and the data and software applications on a mainframe using 3270 emulation. Arbiter software enables Windows, DOS and OS/2 workstation users to access mainframe data, transfer files and perform terminal emulation.

     The Company developed its AM:PM(R) software, which provides automatic software distribution, data distribution and data collection within a heterogeneous business environment. The AM:PM product line was expanded to include asset management capabilities. In 1994, the Company released a LAN version of the software. Building on the need for the tracking and management of computer assets, a new product, Asset Insight, was launched in 1996. Asset Insight is the result of marrying the Company's technology base with its base of enterprise expertise. The result of this development effort was the mid-1996 release of the Asset Insight product and the Asset Insight Internet Subsystem. The Asset Insight product was designed to enable corporations to proactively manage their base of distributed assets without disruption to their business. Asset Insight enables organizations to automatically track and analyze their entire base of client server computer hardware and software assets across enterprises.

    The Company maintains an active development program that is expanding the utility of the Asset Insight product line through strategic alliances, new product functionality and business subsystems. Product development efforts focus on providing sophisticated management reports and subsystems that assist companies in relating their IT asset information to business goals and opportunities.

     In 1996, the Company was restructured into two separate divisions, Consulting Solutions and Enterprise Solutions, to better serve the growing needs of the asset tracking market, while meeting customers' specific requirements in the area of electronic software distribution. The Consulting Solutions Division focuses on the traditional lines of business and develops customized solutions tailored to meet customer requirements. The Enterprise Solutions division focuses on the asset tracking market and Asset Insight.

     The Company continually evaluates its products and corporate strategy and has in the past and will in the future undertake organizational changes and product and marketing strategy modifications that are designed to maximize market penetration, maximize the use of limited resources and develop new products and product channels. These organizational changes increase the risk that objectives will not be met. Further, due to the uncertain nature of any of these undertakings, there can be no assurance that these efforts will be successful or that the Company will realize any benefit from these efforts.

Products and Services

Enterprise Solutions

     Asset Insight, launched in mid-1996, delivers business and productivity solutions that address the needs of major corporations as they manage their distributed computing asset base. Asset Insight, an information technology asset tracking product launched in 1996, allows businesses to track changes in their information technology asset base (including hardware and software), forward plan technology requirements and optimize end-user productivity. The product assists in calculating the cost of software and hardware upgrades, identifying missing hardware components, and resolving desktop problems quickly. Asset Insight includes an analysis function that enables organizations to make informed decisions with confidence. Asset data is automatically gathered and distilled into one-page reports that highlight exceptions, costs and trends.

     The Asset Insight Internet Subsystem, an add-on component to the Asset Insight product, was also introduced in 1996. With this subsystem, decision makers can track Internet usage on an enterprise-wide, departmental, and individual basis. Internet page access, hourly usage, usage byte count, and top sites accessed can be monitored and tracked over time assisting in the formulation of Internet usage trends and company Internet policies. Asset Insight employs an open data repository, using standard relational database technology that gives corporations access to their data.

Consulting Solutions

     The Consulting Solutions Division offers implementation services to major corporations designed to facilitate implementation of AM:PM. The Company's software and services cover both enterprise information systems management and connectivity. These solutions are designed to facilitate the implementation and maximize the use of the electronic software distribution and asset tracking products. Service offerings include project planning, product customization, custom application development and hands-on training. In addition, the Consulting Solutions Division continues to offer the traditional line of products. The AM:PM(R) family of products is a leading automated software distribution solution, allowing customers to manage heterogeneous computer resources across an entire enterprise. AM:PM allows companies with thousands of remote workstations and servers to accomplish tasks unattended. Such tasks include software distribution, data distribution and collection, and resource and asset management. AM:PM offers a variety of connectivity options for workstations, LANs and servers. AM:PM supports numerous operating platforms, including Solaris, HP-UX, SCO OpenServer, AIX, Windows, Windows NT, Windows 95, DOS, OS/2, MVS, NetWare and Macintosh, as well as numerous communications protocols.

    The Consulting Solutions Division also offers the traditional mainframe connectivity software products that provide access to IBM SNA networks. These products enable companies to run a range of mainframe interface applications at high speed on multiple workstation platforms. Arbiter provides a file transfer capability and PC-to-mainframe connectivity, with an IBM mainframe used as a LAN file server. The Open Advantage gateway product line provides high-speed 3270 connectivity between mainframes and LANs.

Product Development

     Development resources are allocated between the two Company divisions. These resources are deployed according to the need for existing product enhancements and new product development in proportion to existing revenue streams and market trends. Existing products are enhanced to keep them current with market requirements and to allow them to support new standards and environments. New products and subsystems are developed that are complementary to existing products and that enter new markets.

     Asset Insight is the result of marrying the Company's technology base with its base of enterprise expertise. The Asset Insight product was designed to enable corporations to proactively manage their base of distributed assets without disruption to their business. In order to accomplish this goal, the Company developed four design criteria: the product must easily interface with other popular management tools; the product must be accessible to all levels of management within an organization; the product must support a broad range of computing platforms; and the product must deliver valuable business information and not just data. The result of this development effort was the mid-1996 release of the Asset Insight product and the Asset Insight Internet Subsystem. The Company intends to maintain the Asset Insight design goals throughout the deployment of new enhancements and subsystems.

     Project teams handle product development from specification, design and implementation to product release. These project teams operate as autonomous units and include developers, product managers from marketing, quality control managers and members of senior management. Each product and enhancement is submitted through a process that determines the marketability of the product, revenue potential, development requirements, and support requirements. Critical technical factors are also considered in determining the viability of an Asset Insight product or subsystem, such as scaleability, level of automation, ease of use, support for multiple platforms, and open architecture.

     The majority of the Company's products and associated documentation have been developed internally. The Company has acquired in the past, and intends to continue to acquire, certain software technology from others and integrate those technologies into its product lines. The Company expended $3.4 million for product development costs in 1996, compared with $3.1 million in 1995 and $3.4 million in 1994. No material expenditures were made in 1996 or 1995 for acquisition of software technology. During 1994, the Company acquired certain technology as a result of the purchase of Knozall Systems, Inc. ("Knozall"), an Arizona-based software development firm specializing in LAN technologies. Knozall's products provided enhanced functionality to the Company's AM:PM distributed resource management products; however in March 1996 the Company sold the asset and liabilities of the LAN division back to its former owner. The Company retained rights to certain technology developed in the LAN division since August 1, 1994.

     The Company is devoting substantial resources to the development of its new product line, Asset Insight, and to additional enhancements of its other product lines. Due to the inherent uncertainties of software development projects, there can be no assurance that any products currently being developed by the Company will be technologically successful, that any resulting project will achieve market acceptance, or that the Company will be effective in marketing the product or competing with products currently on the market or those that may be introduced in the market. As a consequence of the complexity of developing products for networked operating environments and operating systems using graphical user interfaces, as well as the Company's emphasis on technical excellence, the Company has experienced delays in the development and delivery of its products and is likely to experience such delays in the future.

Maintenance and Support

     The Company offers a comprehensive customer support program on both a fee and contract basis, with premium programs available to customers who have extraordinary needs. The Company surveys its customer base to ensure quality of service. The Consulting Solutions Division also offers project planning, product installation services, customized application development and hands-on product training. Other services include 24-hour support coverage for all products, on-site problem resolution and improved high-speed telecommunication links with our worldwide customers.

Customers, Sales and Marketing

Customers

     The customer base is composed of large, Fortune 1000 enterprises and government agencies that are managing heterogeneous enterprises and mission-critical applications. The Company's customers are located primarily in North America and Europe and include companies in industrial, institutional and governmental markets. The Company operates in a single industry and is engaged in design and sale of software products.

     The Company has historically experienced a certain degree of variability in its quarterly revenue and earnings patterns. This variability is typically driven by significant events that impact the recognition of product and implementation service revenues. Examples of such events include the timing of major enterprise-wide sales of the new Asset Insight product, "one-time" payment from existing customers for license expansion rights (required to install on a larger or an additional computer base), completion and customer acceptance of significant implementation roll outs and the related revenue recognition. As the result of one of the aforementioned events, approximately 17% of the Company's 1996 sales were made to a single customer. No single customer accounts for more than 10 percent of total product revenues in 1995 and 1994.

Sales

     In 1996, the Company converted from a direct sales channel to an indirect sales organization. Early in the definition of the Asset Insight product, the Company recognized the need for an alternate channel in order to acquire an early presence in the market, cover the expected demand for the product, manage the geographically dispersed nature of the target market, and build a large number of salespeople in the field. The Company began the implementation by focusing on a single large reseller, CompuCom Systems, Inc. The reseller agreed to assist the Company in the development of the indirect channel program. The efforts with CompuCom have now been duplicated in relationships with Vanstar Corporation, RMS Technologies, and four regional value-added resellers. The Company will continue to foster additional relationships of this kind, as well as relationships with systems integrators, in the future. The VAR channel is managed out of the corporate headquarters.

     The Company believes that it must continue to develop relationships with resellers, systems integrators and other third-party vendors that provide consulting and integration services and delivers products developed for this market segment. The Company employs an indirect sales force that works closely with its major resellers and systems integrators to manage the development of the indirect channel and product implementation.

     Agreements with the resellers and systems integrators are generally nonexclusive and may be terminated by either party without cause. Such resellers and systems integrators are not within the control of the Company, are not obligated to purchase products and may also represent other vendors' lines. There can be no assurance that these resellers and systems integrators will continue their current relationships with the Company on the same basis, or that they will not give higher priority to the sale of other products. Additionally, there can be no assurance that the Company will be able to obtain adequate distribution channels for its products in the future.

     The Consulting Solutions division sells through a direct channel. The primary focus of the direct channel is the Company's AM:PM and related asset tracking products, which are sold directly to large multi-location firms using a combination of telesales and in-person contacts at the customer location.
The direct channel for the Consulting Solutions division is managed out of the corporate headquarters.

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

Marketing

     During 1996, the Company focused marketing efforts on building the asset tracking market and educating this market on the Asset Insight product. Initial efforts in defining the market and creating product awareness have laid the groundwork for the indirect sales channel efforts. To aid in the market definition effort, the Company President and CEO has written a book entitled, A Journey Through Oz, The Business Leader's Road Map to Tracking Information Technology Assets. This book has been useful in this marketing phase. The Company will continue to focus on generating interest in order to move the product through the established sales channel. In cooperation with channel partners, the Company will move toward more targeted and active promotional campaigns aimed at Fortune 1000 and government end users throughout North America and Europe.

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

COMPETITION

     When considered within the context of the asset tracking market, the Company believes that Asset Insight has no current direct competition. Asset tracking is a new market; to the Company's knowledge, competitors have not yet entered the market. In the broader market defined as asset management, SMS from Microsoft Corporation and PC Census from Tally Systems Corporation both have a marginally competitive position with Asset Insight. In addition, there are a number of complementary products that have some competitive overlap, including AssetPro from Asset Software International and Asset Manager from Apsylog.

     The software market is intensely competitive and is subject to rapid changes in both technology and the strategic direction of major microcomputer hardware manufactures, software developers and operating systems providers. The Company believes that its competitiveness depends on its ability to successfully launch the Asset Insight product line, attain a leading position in the asset tracking market, enhance its existing products and to offer new products on a timely basis.

     In the electronic software distribution ("EDS") market, the Company competes with large software companies that offer systems management solutions, which include ESD as an ancillary component. The Company is distinquished by its offering of a fully integrated ESD and asset traking solution, as well as comprehensive consulting services. Many of the Company's actual and potential competitors in this market have substantially greater financial, marketing and technological resources than the Company. The Company believes that the principal competitive factors in the industry segment are the compatibility of products with the customers' computer hardware and software, ease of use, price and the substantial base of technology that is required to join together the various platforms in today's heterogeneous enterprises. The quality of documentation, customer support and installation and the ability of a family of products to work together effectively are additional factors.

     The Company also competes indirectly with microcomputer hardware manufacturers that develop their own software products. Further, the Company competes with other software companies for access to the channels of distribution. Finally, the Company believes that competition in the industry will intensify as major software companies, with substantially greater financial, marketing and technological resources, expand their product lines into additional product or functional categories.

PRODUCT PROTECTION

     The Company relies on a combination of trade secrets, copyright and trademark laws, licenses, non-compete agreements and technical measures to protect its rights in its software products. In addition, the Company has applied for a patent for its Asset Insight technology. The Company's products are generally licensed to end users pursuant to a license agreement that restricts the use of the products to a limited number of control point processors and/or a designated site or a limited number of nodes. The scope of legal protection available for the Company's products may vary in certain foreign countries.

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

     The Company believes that patent, trade secret and copyright protection is less significant than factors, such as knowledge, experience of the Company's personnel, new products, frequent product enhancements, name recognition and ongoing, reliable product maintenance.

     Asset Insight is a trademark, and AM:PM, Arbiter, Tangram, and the Tangram puzzle are registered trademarks of Tangram Enterprise Solutions, Inc. Other products and brand names may be trademarks of their respective holders.

EMPLOYEES

     As of March 21, 1997, the Company employed 127 persons, including 45 in worldwide marketing, sales and field operations; 64 in product development and technical support; and 18 in general and administrative. None of the Company's employees are represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good.

     Competition in recruiting personnel in the software industry is intense. The Company believes that its future success will depend in part on its ability to recruit and retain highly skilled management, marketing and technical personnel.

 Item 2. Properties

     The Company leases all of its facilities. The following table sets forth summary data on the Company's leased facilities:

Location                    Approximate Square Feet             Use                        Lease Expiration

Cary, NC                          49,600               Executive, sales, development,      October 31, 2004
                                                       marketing, customer support, and
                                                       distribution center

Malvern, PA                        7,400               Sales, development, marketing and   February 28, 2000
                                                       customer support

Regional Offices(2)                  400               Sales                               Month-to-month

Item 3. Legal Proceedings

     There are no material pending legal proceedings to which the Company is a party or of which any of their property is subject.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Additional Information

     The following information is furnished in this Part I pursuant to Instruction 3 to Item 401(b) of Regulation S-K:

Executive  Officers of the Registrant

The following persons were executive officers  of the Company at
March 21,  1997:
     Name                      Age     Position

      W.  Christopher Jesse     46      President, Chief Executive Officer
                                        and Director

      Nancy M. Dunn             48      Senior Vice  President,
                                        Tangram Enterprise Solutions, Inc. and
                                        President, Tangram Consulting
                                        Solutions Division

      Steven F. Kuekes           38     Senior Vice President, Chief Technology
                                        Officer and Director

      John N. Nelli              39     Senior Vice President and Chief
                                        Financial Officer

     W. Christopher Jesse has served as President, Chief Executive Officer and a director of the Company since October 1993. From March 1990 until September 1993, Mr. Jesse served as President, Chief Executive Officer and a director of Tangram Systems.

     Nancy M. Dunn served as the Company's Vice President of Finance, Chief Financial Officer and Assistant Secretary since October 1993 and was promoted to her current position in January 1997. Ms. Dunn served as Vice President of Finance of Tangram Systems from April 1990 through September 1993.

     Steven F. Kuekes has served as the Company's Senior Vice President, Chief Technology Officer and as a director since October 1993. Mr. Kuekes also served as Vice President of Enterprise Computing Products and Services from November 1994 until December 1995. Mr. Kuekes was a founder of Tangram Systems and served as Vice President of Product Development and Technology and as a director of Tangram Systems from 1988 until September 1993.

     John N. Nelli joined the Company as Senior Vice President and Chief Financial Officer in February 1997. Before joining the Company, Mr. Nelli held various positions at FAC Realty, Inc., a publicly traded real estate investment trust, from February 1995 to January 1997, including Chief Financial Officer, Senior Vice President - Finance, Chief Accounting Officer and Treasurer. From September 1993 to June 1994, Mr. Nelli served as the Chief Financial Officer of Litchfield Theatres, Ltd., a regional motional picture exhibitor and developer. Prior to September 1993, Mr. Nelli served as interim President and a director of Natter Manufacturing, Inc., a precision sheetmetal manufacturer, a company he joined as Chief Financial Officer in 1989. Mr. Nelli is a certified public accountant.

                                     PART II
Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters

     (a) The Company's common stock is quoted on The Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the symbol "TESI". Prior to June 12, 1996, the Company's common stock was quoted in the over-the-counter market in what are commonly referred to as the "pink sheets". The following table sets forth the high and low bid quotations of the Company's common stock from June 12, 1996 through December 31, 1996 as reported on the National Association of Securities Dealers, Automated Quotations System ("Nasdaq"), and the high and low bid quotations from January 1, 1995 through June 11, 1996 as provided by the market makers of the Company's common stock.

         1996                      High             Low

         Fourth Quarter           $8.50            $4.88
         Third Quarter           $13.50            $5.75
         Second Quarter          $17.88            $2.00
         First Quarter            $2.63            $1.25

         1995
         Fourth  Quarter          $2.25            $1.25
         Third Quarter            $2.88            $1.88
         Second  Quarter          $2.63            $0.50
         First  Quarter           $1.19            $0.56

     The high and low bid quotations for the Company's common stock for the period covered above, reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

     (b) Holders. On March 21, 1997, there were approximately 4,000 beneficial owners of the Company's common stock.

     (c) Dividends. Holders of the common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on the common stock have been paid by the Company. The Company intends to retain all future earnings for the expansion of its business and consequently does not presently intend to pay cash dividends on its common stock.

Item 6.  Selected Financial Data

The following selected financial data of the Company have been derived from the Company's audited financial statements. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this report and with the Company's financial statements and the related notes thereto included in Item 8 of this report.


                                                 Year Ended December 31
                                1996        1995        1994        1993        1992
Summary of                              (In thousands, except per share data)
Operations:

Revenues                        $11,142     $12,538     $12,778     $13,733     $16,767

Net income (loss) (1)              (253)     (1,185)       (599)       (226)      1,271

Net income (loss) per
common share (2)                  (0.02)      (0.08)      (0.04)      (0.06)       0.04

Average common shares
outstanding                      14,811      14,459      14,216       13,942     15,418



                                                   December 31
                                1996        1995        1994        1993        1992
Financial Position:                               (In thousands)
Total assets                    $12,946     $12,829     $15,048     $15,787     $15,181

Working capital (deficit)          (855)     (1,381)        (25)      1,568          95

Long-term debt,
including current
portion                             756       1,319        1,472          -       6,594

Shareholders' equity (3)          8,257       8,246        9,368      10,715      2,197

(1) One-time charges for purchased research and development expenses (associated with the acquisition of Knozall Systems, Inc.) of $1,253, or $0.09 per share, are included in the 1994 results, and merger and restructuring expenses of $2,500, or $0.18 per share, are included in the 1993 results.

(2) Net income (loss) per common share is after dividends on preferred stock of $570 and $610 for the years 1993 and 1992, respectively. No dividends were paid in 1996, 1995 or 1994.

(3) The increase in shareholders' equity in 1993 includes the contribution to capital of a $5,400 note from the Company to Safeguard and $3,300 of additional paid-in capital resulting from the merger.

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Tangram Enterprise Solutions, Inc. (the "Company") provides state-of-the-art enterprise-wide solutions, including asset tracking and electronic software distribution for large heterogeneous computing environments, encompassing mainframe, UNIX-based mini and LAN server platforms. Asset Insight, an information technology asset tracking product launched in 1996, allows businesses to track changes in their information technology asset base (including hardware and software), forward plan technology requirements, optimize end-user productivity, and calculates the cost of software and hardware upgrades. AM:PM is the Company's industry leading solution for automated software distribution, data distribution and collection, and remote resource management. AM:PM, along with expert consulting services, provides businesses with solutions to manage an enterprise's heterogeneous and remote information technology systems. The Company is a member of the Safeguard Scientifics, Inc. ("Safeguard") partnership of companies. Safeguard supports technology-driven growth companies with an emphasis on information system markets. Safeguard owns approximately 67% of the Company.

     The Company has historically experienced a certain degree of variability in its quarterly revenue and earnings patterns. This variability is typically driven by significant events that impact the recognition of product and implementation service revenues. Examples of such events include the timing of major enterprise-wide sales of the new Asset Insight product, "one-time" payment from existing customers for license expansion rights (required to install on a larger or an additional computer base), completion and customer acceptance of significant implementation roll outs and the related revenue recognition. Fluctuations in the timing and amounts of additional sales and marketing and general and administrative expenses may also cause profitability to fluctuate from one quarter to another. Also, during a significant product launching, such as the Asset Insight product, increases in sales and marketing and general and administrative expenses will occur prior to the realization of incremental revenues.

     Since early 1996, the Company has refocused its business on the asset tracking market and the launch of its new Asset Insight product. The results of the Company hereafter, and the forward-looking statements contained in the following discussion, are therefore subject to various risks and uncertainties relating to the development of the asset tracking business, which may cause the Company's actual results to differ materially from the results contemplated. Such uncertainties include the ability of the Company to sell its new Asset Insight product to major accounts with full enterprise-wide deployment, the reliability of the Asset Insight product to work in major corporate enterprises, the possibility of the introduction of superior competitive products, the length of time required for the Company to realize sufficient revenue from sales of the product through the reseller sales channel, the ability of the Company to absorb the increase in sales and marketing expenses and other operational expenses of launching the Asset Insight product, the length of time required to develop a sustainable stream of revenue from the sale of the Asset Insight product, the ability to recruit key technical, sales and marketing personnel and the ability of the Company to secure adequate financing on reasonable terms or at all.

Results of Operations

Net Revenues

     Total net revenues decreased 11% to $11.1 million in 1996 from $12.5 million in 1995. Product revenues, which include product upgrades and add-ons, increased 6% in 1996 to $6.5 million from $6.1 million in 1995. Product revenues of the new Asset Insight product, which was first sold in 1996, contributed $1.4 million of the 1996 product revenues. Revenue from AM:PM and related products decreased 8% to $1.9 million in 1996 from $2.1 million in 1995. Revenue from AM:PM and related products represented 30% of total product revenues, down slightly from 34% in 1995. This decrease was due primarily to the ongoing reallocation of resources toward the launch of the Asset Insight and the Asset Insight Internet Subsystem product line. Revenues from the traditional mainframe product lines, including gateways and Arbiter, decreased 13% to $2.8 million in 1996 from $3.2 million in 1995. This product line represented 44% of 1996 product revenues, down from 53% in 1995. This decline reflects the continued decrease in overall demand in the connectivity market and the Company's decision to direct fewer resources towards this product line. LAN product revenues were not significant in 1996, as a result of the sale of the LAN division in March, 1996.

     Service revenues include software and hardware maintenance contracts, implementation services, and training and support services not otherwise covered under maintenance agreements that provide customers with updates and enhancements developed by the Company and access to the Company's toll-free telephone support services. Service revenues decreased by 28% to $4.7 million in 1996 from $6.5 million in 1995 primarily as a result of the decline in product sales and the related decrease demand for high-level consulting skills and implementation services by users of the mainframe products.

     Total net revenues decreased by 2% to $12.5 million in 1995 from $12.8 million in 1994. Product revenues decreased by 30% to $6.1 million in 1995 from $8.6 million in 1994 due to lower revenues from the sale of AM:PM and Arbiter products, as well as decreased revenues from gateway products.

     Service revenues increased by 57% to $6.5 million in 1995 from $4.1 million in 1994 due principally to higher revenues from consulting and maintenance fees.

Cost of Revenues

     Cost of revenues includes costs principally related to the distribution of licensed software and hardware products and the amortization of capitalized software development costs. Cost of revenues also reflects the cost of the direct labor force, including the associated personnel, travel and subsistence, and occupancy costs incurred in connection with providing consulting and maintenance services. As a percentage of total net revenues, cost of revenues increased to 36% in 1996 from 30% in 1995 due primarily to higher amortization of deferred development costs. Amortization of deferred development costs in 1996 reflects the accelerated amortization of approximately $287,000 of deferred development costs of non-strategic products.

     Cost of revenues decreased by 11% to $3.8 million in 1995 from $4.3 million in 1994 due to changes in product mix resulting from lower gateway product sales in 1995, as well as lower amortization of deferred development expense. As a percentage of total net revenues, cost of revenues decreased to 30% in 1995 from 34% in 1994.


Sales and Marketing Expenses

     Sales and marketing expenses decreased 20% to $3.7 million in 1996 from $4.6 million in 1995. Excluding the cost associated with the LAN division that was sold in March 1996, total selling and marketing expenses increased 5% in 1996 from 1995 and increased as a percentage of total net revenues to 33% in 1996 from 29% in 1995. These increases were primarily due to the Company's investment in marketing staff and advertising related to the launching of the new Asset Insight product. The Company expects this trend to continue into 1997 as it expands its sales and marketing force and product marketing programs to facilitate the launching of the Asset Insight product.

     Sales and marketing expenses increased by 35% to $4.6 million in 1995 from $3.4 million in 1994. Excluding sales and marketing expenses of the LAN division (which was acquired in August 1994), the remaining expenses increased by 13% in 1995 due primarily to the marketing campaign to promote the new UNIX and MVS versions of AM:PM, as well as the cost of the Consulting Services Group formed in late 1994 to assist customers with the implementation of the Company's products.

General and Administrative Expenses

     General and administrative expenses remained relatively unchanged in 1996 from 1995. Excluding the expenses related to the LAN division in both 1995 and 1996, general and administrative expenses increased 8%, and as a percentage of total net revenues, increased to 23% in 1996 from 20% in 1995. This increase is the result of the lower overall revenue base and increased expenses for salaries, professional fees, and other expenses related to building the infrastructure to support the Asset Insight product rollout. The Company expects this trend to continue into 1997 as it expands administrative staff and costs ahead of the anticipated revenue stream from sales of the Asset Insight product.

     General and administrative expenses decreased by 7% to $2.5 million in 1995 from $2.7 million in 1994 due primarily to professional fees in 1994 associated with the acquisition of the LAN division.

Research and Development

     The Company capitalizes certain software development costs incurred to enhance the Company's existing software or to develop new software. Certain software development costs, incurred after technological feasibility of the product has been established, are capitalized. Such capitalized costs are amortized on an individual product basis commencing when a product is available for release. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Gross research and development costs increased 9% in 1996 to $3.4 million from $3.1 million in 1995. The increase is due to the Company's investment in its new product line, Asset Insight, and continuing enhancements of its other product lines. The Asset Insight product line became generally available to customers in mid 1996. Gross research and development costs increased as a percentage of net revenues from 25% in 1995 to 30% in 1996, for the foregoing reasons. The Company will continue to commit substantial resources to research and development in the future. Net research and development expenses decreased by 33% to $1.2 million in 1996 from $1.8 million in 1995. The decrease was due primarily to the increase in capitalized software costs related to the development of the new Asset Insight product in 1996, as well as the decreased expenses resulting from the sale of the LAN division.

     Net research and development expenses decreased by 11% to $1.8 million in 1995 from $2.1 million in 1994 primarily due to lower development expenditures, which was partially offset by lower capitalized development costs in 1995 compared to 1994. As a percentage of total net revenues, research and development expenses decreased to 15% in 1995 from 16% in 1994.


Provision for Income Taxes

     There was no provision for income taxes in 1996 due to current year losses. The provision for income taxes increased to $878,000 in 1995 from $16,000 in 1994. In 1995, the Company recorded a $878,000 tax provision for a valuation allowance against a previously recorded deferred tax asset.

     At December 31, 1996, the Company has net operating loss carryforwards for U.S. federal income tax purposes of approximately $27 million, which are available to offset future federal taxable income and expire in various amounts from 1998 through 2011.

Liquidity and Capital Resources

     The Company has funded its operations through cash flow from operations and borrowings. At December 31, 1996, the Company had cash of $176,000 and a working capital deficit in the amount of $855,000 compared to a deficit of $1.4 million at December 31, 1995. The Company has a $5 million unsecured revolving line of credit with Safeguard. The amount of this line of credit was increased from $1 million to $5 million in February 1997 to finance the cost of rolling out the new Asset Insight product. Terms of the line of credit require monthly interest payments at the prime rate plus 1% with principal due thirteen months after date of demand by Safeguard. At December 31, 1996, the borrowings under the Safeguard line of credit were $400,000 and have increased to $800,000 as of March 21, 1997. On March 21, 1997, the amount available for borrowing under the line of credit is $4.2 million.

     In March 1996, the Company sold the assets and liabilities of the LAN division, acquired in 1994, to its former owner, who was an officer and director of the Company until the date of sale. In exchange for the cancellation of $850,000 of a $1 million note due the former owner issued in connection with the 1994 acquisition, the Company transferred all of the net assets of the LAN division, made a cash payment of $213,000, and issued a $300,000 note due in 24 equal installments. The remaining $150,000 of the $1 million note was converted into 109,091 shares of Tangram common stock. At December 31, 1996, notes payable includes the aforementioned promissory note with an outstanding balance of $188,000. Principal and interest payments are due monthly with interest at 6%. The note matures in March 1998. In addition, the Company has a loan with a bank with an outstanding balance of $168,000 at December 31, 1996. Interest and principal payments are due monthly with interest at the prime rate plus 1/4%. The loan is collateralized by the assets of the Company and matures in November 1997.

     Net cash provided by operating activities was $2.8 million for the year ended December 31, 1996. Net cash used in investing activities was $2.9 million for the year ended December 31, 1996. The primary use of these funds included $2.2 million for deferred software costs and $501,000 for property and equipment, principally computer equipment to support the anticipated growth of the business. Net cash provided by financing reflects $400,000 of borrowings under the Safeguard line of credit offset by payments of $264,000 towards debt principal repayment.

     In the past, the Company has generated cash from operating activities to fund development and finance activities despite its net losses due to significant levels of depreciation and amortization. However, cash requirements have increased in 1996 and are forecasted to increase in 1997 due to the additional expenditures required for the introduction and launching of the Asset Insight product. As stated above, Safeguard has agreed to assist the Company's launching of the Asset Insight product by providing a $5 million line of credit to fund cash requirements. However, the Company anticipates that the line of credit may not be adequate to meet the new product rollout expenses. As a result, the Company is pursuing other sources of funds including, but not limited to, debt or equity financing. However, the Company has no present understanding, commitment, or agreement with respect to any such transaction. Accordingly, there can be no assurance that the Company will have access to adequate debt or equity financing and, if available, it will be under terms and conditions satisfactory to the Company.

Item 8.  Financial Statements and Supplementary Data

     The consolidated financial statements and schedule filed with this report appear on pages F-2 through F-19, and are listed on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Incorporated by Reference

     The information called for by Item 10. Directors and Executive Officers of the Registrant (other than the information concerning executive officers set forth after Item 4 herein), Item 11. Executive Compensation, Item 12. Security Ownership of Certain Beneficial Owners and Management and Item 13. Certain Relationships and Related Transactions is incorporated herein by reference to the Company's definitive proxy statement for its 1997 Annual Shareholders Meeting, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year to which this report relates.

                                    PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) The following documents are filed as a part of this report:

         (1) Financial Statements

           (i) Report of Independent Auditors........................... F-2

          (ii) Balance Sheets at December 31, 1996 and 1995..............F-3

         (iii) Statements of Operations for the years ended
               December 31, 1996, 1995 and 1994..........................F-4

          (iv) Statements of Shareholders' Equity for the years
               ended December 31, 1996, 1995 and 1994................... F-5

           (v) Statements of Cash Flows for the years ended
               December 31, 1996, 1995 and 1994..........................F-6

          (vi) Notes to Financial Statements.................F-7 through F-17

         (2) Financial Statement Schedules

           (i) Schedule I -Valuation and Qualifying
               Accounts for the years ended
               December 31, 1996, 1995 and 1994..........................F-19

         (3) Exhibits

             See Item 14(c) of this Report.

     (b) Reports on Form 8-K.
         No reports on Form 8-K have been filed by the Registrant during the quarter ended December 31, 1996.

     (c) Exhibits
         The following is a list of exhibits required by Item 601 of Regulation S-K to be filed as part of this Report. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

                                 EXHIBIT INDEX

Exhibit
Number     Exhibit Description

2.1 Asset Purchase Agreement dated August 1, 1994 among Knozall Systems, Inc. and Tangram Enterprise Solutions, Inc. (6) (Exhibit 2.1)

2.2 Convertible Subordinated Promissory Note dated August, 1994 by and between Tangram Enterprise Solutions, Inc. and Knozall Systems, Inc.
            (6) (Exhibit 2.2)

3.1         Articles of Incorporation of the Company, as amended (4) (Exhibit
            3a)

3.2         Articles of Amendment of Rabbit Software Corporation (3) (Exhibit
            3.2)

3.3         Articles of Amendment of the Company (6) (Exhibit 3.3)

3.4         By-Laws of the Company, as amended (4) (Exhibit 3b)

4.1 Designation of Series D Convertible Preferred Shares and Series E Redeemable Preferred Shares of Rabbit Software Corporation (3) (Exhibit 4.1)

4.2 Form of Certificate evidencing Common Stock, $0.01 par value, of the Company (6) (Exhibit 4.2)

4.3**       Amended 1988 Stock Option Plan of the Registrant (5) (Exhibit 4c)

4.4**       Form of Stock Option Agreement under Amended 1988 Stock Option Plan
            (5) (Exhibit 4d)

4.5**       The Company's 1988 Stock Option Plan, as amended (6) (Exhibit 4.5)

10.1* Agreement of Lease, executed by the Company on December 23, 1996, with Rexford LLC

10.2 Agreement of Lease, executed by the Company on February 17, 1986, with Morehall Associates Limited Partnership (1) (Exhibit 10m)

10.3 First Amendment to Agreement of Lease, dated June 13, 1986, with Morehall Associates Limited Partnership (2) (Exhibit 10i)

10.4 Second Amendment to Agreement of Lease, dated June 1, 1989, with Morehall Associates Limited Partnership (2) (Exhibit 10j)

10.5 Third Amendment to Agreement of Lease, dated October 12, 1992, with Morehall Associates Limited Partnership (4) (Exhibit 10d)

10.6* Fourth Amendment to Agreement of Lease, dated January 28, 1997, with Morehall Associates Limited Partnership

10.7* Fifth Amendment to Agreement of Lease, dated March 10, 1997, with Morehall Associates Limited Partnership

                                 EXHIBIT INDEX

Exhibit
Number      Exhibit Description

10.8 Administrative Services Agreement with Safeguard Scientifics, Inc., dated December 15, 1985 (1) (Exhibit 10s)

10.9 Stock Purchase Agreement dated December 15, 1994 by and between Safeguard Scientifics (Delaware), Inc. and Tangram Enterprise Solutions, Inc. (6) (Exhibit 10.9)

10.10 Promissory Note dated December 15, 1994 from Tangram Enterprise Solutions, to Safeguard Scientifics (Delaware), Inc. (6) (Exhibit 10.10)

10.11* Revolving Note dated June 18, 1996, between the Company and Safeguard Scientifics, Inc.

10.12** Promissory Note dated August 19, 1994, and Pledge Agreement dated July 22, 1994, between the Company and Chris Jesse (6) (Exhibit 10.12)

10.13** Promissory Note dated August 19, 1994, and Pledge Agreement dated July 22, 1994, between the Company and Steve Kuekes (6) (Exhibit 10.13)

10.14** Promissory Note dated August 19, 1994, and Pledge Agreement dated July 22, 1994, between the Company and Nancy Dunn (6) (Exhibit 10.14)

10.15** Promissory Note, Pledge Agreement and Agreement to Transfer or Terminate dated January 31, 1995, between the Company and Chris Jesse (6) (Exhibit 10.15)

10.16** Promissory Note and Pledge Agreement dated January 31, 1995, between the Company and Steve Kuekes (6) (Exhibit 10.16)

10.17** Promissory Note, Pledge Agreement and Agreement to Transfer or Terminate dated January 31, 1995, between the Company and Nancy Dunn
            (6) (Exhibit 10.17)

10.18** Memorandum of Agreement Regarding Compensation and Benefits dated June 3, 1994 among Safeguard Scientifics, Inc., the Company, Chris Jesse, Steven Kuekes and Nancy Dunn (6) (Exhibit 10.18)

10.19** Employee Non-Disclosure and Non-Competition Agreement dated October 4, 1993, and First Amendment dated June 3, 1994, between the Company and Chris Jesse (6) (Exhibit 10.19)

10.20** Employee Non-Disclosure and Non-Competition Agreement dated October 4, 1993, and First Amendment dated June 3, 1994, between the Company and Steve Kuekes (6) (Exhibit 10.20)

                                 EXHIBIT INDEX

Exhibit
Number      Exhibit Description

10.21** Employee Non-Disclosure and Non-Competition Agreement dated October 4, 1993, and First Amendment dated June 3, 1994, between the Company and Nancy Dunn (6) (Exhibit 10.21)

23.1*       Consent of Ernst & Young LLP

23.2*       Consent of KPMG Peat Marwick LLP

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

(5) Filed on March 4, 1994, as an exhibit to the Company's Registration Statement on Form S-8 (No. 33-76066) and incorporated herein by reference.

(6) Filed as an exhibit to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1994, and incorporated herein by reference.

  (d)     See Item 14(a) of this Report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               TANGRAM ENTERPRISE SOLUTIONS, INC.

Dated:  March 31, 1997         By: /s/ W.C Jesse
                               W. C. Jesse,
                               President , Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Dated:  March 31, 1997         /s/ W.C Jesse
                               W. C. Jesse,
                               President, Chief Executive Officer and Director
                               (Principal Executive Officer)

Dated:  March 31, 1997         /s/ John N. Nelli
                               John N. Nelli,
                               Chief Financial Officer
                               (Principal Financial and Accounting Officer)

Dated:  March 31, 1997         /s/ Charles A. Root
                               Charles A. Root,
                               Chairman of the Board of Directors

Dated:  March 31, 1997         /s/ Steven F. Kuekes
                               Steven F. Kuekes,
                               Senior Vice President ,Chief Technology  Officer
                               and Director

Dated:  March 31, 1997         /s/ John F. Owens
                               John F. Owens,
                               Director

Dated:  March 31, 1997         /s/ Carl G. Sempier
                               Carl G. Sempier,
                               Director

Dated:  March 31, 1997         /s/ Harry Wallaesa
                               Harry Wallaesa,
                               Director

Dated:  March 31, 1997         /s/ Carl Wilson
                               Carl Wilson,
                               Director

                             EXHIBIT INDEX

Except as indicated by footnote, all of the following exhibits were filed with the Company's Annual Report on Form 10-K, dated December 31, 1996. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit
Number      Exhibit Description

2.1 Asset Purchase Agreement dated August 1, 1994 among Knozall Systems, Inc. and Tangram Enterprise Solutions, Inc. (6) (Exhibit 2.1)

2.2 Convertible Subordinated Promissory Note dated August, 1994 by and between Tangram Enterprise Solutions, Inc. and Knozall Systems, Inc.
            (6) (Exhibit 2.2)

3.1         Articles of Incorporation of the Company, as amended (4) (Exhibit
            3a)

3.2         Articles of Amendment of Rabbit Software Corporation (3) (Exhibit
            3.2)

3.3         Articles of Amendment of the Company (6) (Exhibit 3.3)

3.4         By-Laws of the Company, as amended (4) (Exhibit 3b)

4.1 Designation of Series D Convertible Preferred Shares and Series E Redeemable Preferred Shares of Rabbit Software Corporation (3) (Exhibit 4.1)

4.2 Form of Certificate evidencing Common Stock, $0.01 par value, of the Company (6) (Exhibit 4.2)

4.3**       Amended 1988 Stock Option Plan of the Registrant (5) (Exhibit 4c)

4.4**       Form of Stock Option Agreement under Amended 1988 Stock Option Plan
            (5) (Exhibit 4d)

4.5**       The Company's 1988 Stock Option Plan, as amended (6) (Exhibit 4.5)

10.1* Agreement of Lease, executed by the Company on December 23, 1996, with Rexford LLC

10.2 Agreement of Lease, executed by the Company on February 17, 1986, with Morehall Associates Limited Partnership (1) (Exhibit 10m)

10.3 First Amendment to Agreement of Lease, dated June 13, 1986, with Morehall Associates Limited Partnership (2) (Exhibit 10i)

10.4 Second Amendment to Agreement of Lease, dated June 1, 1989, with Morehall Associates Limited Partnership (2) (Exhibit 10j)

10.5 Third Amendment to Agreement of Lease, dated October 12, 1992, with Morehall Associates Limited Partnership (4) (Exhibit 10d)

Exhibit
Number      Exhibit Description

10.6* Fourth Amendment to Agreement of Lease, dated January 28, 1997, with Morehall Associates Limited Partnership

10.7* Fifth Amendment to Agreement of Lease, dated March 10, 1997, with Morehall Associates Limited Partnership

10.8 Administrative Services Agreement with Safeguard Scientifics, Inc., dated December 15, 1985 (1) (Exhibit 10s)

10.9 Stock Purchase Agreement dated December 15, 1994 by and between Safeguard Scientifics (Delaware), Inc. and Tangram Enterprise Solutions, Inc. (6) (Exhibit 10.9)

10.10 Promissory Note dated December 15, 1994 from Tangram Enterprise Solutions, to Safeguard Scientifics (Delaware), Inc. (6) (Exhibit 10.10)

10.11* Revolving Note dated June 18, 1996, between the Company and Safeguard Scientifics, Inc.

10.12** Promissory Note dated August 19, 1994, and Pledge Agreement dated July 22, 1994, between the Company and Chris Jesse (6) (Exhibit 10.12)

10.13** Promissory Note dated August 19, 1994, and Pledge Agreement dated July 22, 1994, between the Company and Steve Kuekes (6) (Exhibit 10.13)

10.14** Promissory Note dated August 19, 1994, and Pledge Agreement dated July 22, 1994, between the Company and Nancy Dunn (6) (Exhibit 10.14)

10.15** Promissory Note, Pledge Agreement and Agreement to Transfer or Terminate dated January 31, 1995, between the Company and Chris Jesse (6) (Exhibit 10.15)

10.16** Promissory Note and Pledge Agreement dated January 31, 1995, between the Company and Steve Kuekes (6) (Exhibit 10.16)

10.17** Promissory Note, Pledge Agreement and Agreement to Transfer or Terminate dated January 31, 1995, between the Company and Nancy Dunn
            (6) (Exhibit 10.17)

10.18** Memorandum of Agreement Regarding Compensation and Benefits dated June 3, 1994 among Safeguard Scientifics, Inc., the Company, Chris Jesse, Steven Kuekes and Nancy Dunn (6) (Exhibit 10.18)

10.19** Employee Non-Disclosure and Non-Competition Agreement dated October 4, 1993, and First Amendment dated June 3, 1994, between the Company and Chris Jesse (6) (Exhibit 10.19)

10.20** Employee Non-Disclosure and Non-Competition Agreement dated October 4, 1993, and First Amendment dated June 3, 1994, between the Company and Steve Kuekes (6) (Exhibit 10.20)

Exhibit
Number      Exhibit Description

10.21** Employee Non-Disclosure and Non-Competition Agreement dated October 4, 1993, and First Amendment dated June 3, 1994, between the Company and Nancy Dunn (6) (Exhibit 10.21)

23.1*       Consent of Ernst & Young LLP

23.2*       Consent of KPMG Peat Marwick LLP

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

(5) Filed on March 4, 1994, as an exhibit to the Company's Registration Statement on Form S-8 (No. 33-76066) and incorporated herein by reference.

(6) Filed as an exhibit to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1994, and incorporated herein by reference.

                       Tangram Enterprise Solutions, Inc.

                  Years ended December 31, 1996, 1995, and 1994



                                    Contents


Report of Independent Auditors..............................................F-2

Audited Financial Statements

Balance Sheets..............................................................F-3
Statements of Operations....................................................F-4
Statements of Shareholders' Equity..........................................F-5
Statements of Cash Flows....................................................F-6
Notes to Financial Statements...............................................F-7

Additional Financial Information

Schedule I - Valuation and Qualifying Accounts..............................F-19

                         Report of Independent Auditors


Board of Directors and Shareholders
Tangram Enterprise Solutions, Inc.

We have audited the balance sheets of Tangram Enterprise Solutions, Inc. as of December 31, 1996 and 1995, and the related statements of operations, shareholders' equity, and cash flows for each of those years. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements of Tangram Enterprise Solutions, Inc. for the year ended December 31, 1994, were audited by other auditors whose report dated February 23, 1995, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tangram Enterprise Solutions, Inc. as of December 31, 1996 and 1995, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                   /s/   Ernst & Young LLP


Raleigh, North Carolina
February 28, 1997

                       Tangram Enterprise Solutions, Inc.

                                 Balance Sheets
               (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                     DECEMBER 31
                                                                               1996                1995
                                                                       -----------------------------------------

 ASSETS
 CURRENT ASSETS:
    Cash and cash equivalents                                                $     176            $     92
    Accounts receivable, net of allowance of $244 and $225 in
      1996 and 1995                                                              2,991               2,853
    Other                                                                          267                 257
                                                                       -----------------------------------------

      Total current assets                                                       3,434               3,202

 PROPERTY AND EQUIPMENT:
    Computer equipment and software                                              1,339               1,299
    Office equipment and furniture                                                 493                 484
    Leasehold improvements                                                          57                  48
                                                                       -----------------------------------------
                                                                                 1,889               1,831
    Less accumulated depreciation and amortization                               1,401               1,553
                                                                       -----------------------------------------
      Total property and equipment                                                 488                 278

 OTHER ASSETS:
    Notes receivable - officers                                                    784                 784
    Deferred software costs, net                                                 3,022               2,595
    Costs in excess of net assets of business acquired, net                      5,145               5,903
    Other                                                                           73                  67
                                                                       -----------------------------------------
      Total assets                                                           $  12,946            $ 12,829
                                                                       =========================================

 LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES:
    Notes payable                                                            $     356            $  1,319
    Accounts payable                                                               590                 531
    Accrued expenses                                                               723                 505
    Deferred revenue                                                             2,620               2,228
                                                                       -----------------------------------------
      Total current liabilities                                                  4,289               4,583

 LONG-TERM DEBT - SHAREHOLDER                                                      400                   -

 SHAREHOLDERS' EQUITY
    Common stock, par value $0.01, authorized 48,000,000 shares, 15,665,363 issued and 15,633,052 outstanding in 1996 and 14,527,876 issued
       and outstanding in 1995.                                                    157                 145
    Additional paid-in capital                                                  44,729              44,275
    Accumulated deficit                                                        (36,427)            (36,174)
    Treasury stock, at cost, 32,311 shares in 1996                                (202)                  -
                                                                       -----------------------------------------
      Total shareholders' equity                                                 8,257               8,246
                                                                       -----------------------------------------
      Total liabilities and shareholders' equity                             $  12,946            $ 12,829
                                                                       =========================================

SEE ACCOMPANYING NOTES.

                       Tangram Enterprise Solutions, Inc.

                            Statements of Operations
               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                   YEAR ENDED DECEMBER 31
                                                         1996               1995               1994
                                                  ---------------------------------------------------------
                                                  ---------------------------------------------------------

NET REVENUES:
   Product                                           $     6,453         $     6,065       $     8,648
   Services                                                4,689               6,473             4,130
                                                  ---------------------------------------------------------
Total net revenues                                        11,142              12,538            12,778
 Cost of revenues                                          3,992               3,819             4,286
                                                  ---------------------------------------------------------

 Gross profit                                              7,150               8,719             8,492

OPERATING EXPENSES:
   Sales and marketing                                     3,664               4,584             3,389
   General and administrative                              2,543               2,543             2,744
   Research and development                                1,228               1,829             2,055
   Purchased research and development                          -                   -             1,253
                                                  ---------------------------------------------------------
Total operating expenses                                   7,435               8,956             9,441
                                                  ---------------------------------------------------------

LOSS FROM OPERATIONS                                        (285)               (237)             (949)

Other income (expense)                                        32                 (70)              366
                                                  ---------------------------------------------------------

Loss before income taxes                                    (253)               (307)             (583)
Provision for income taxes                                     -                (878)              (16)
                                                  ---------------------------------------------------------

NET LOSS                                             $      (253)        $    (1,185)      $      (599)
                                                  =========================================================

LOSS PER COMMON SHARE                                $     (0.02)        $     (0.08)      $     (0.04)
                                                  =========================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING                                           14,811              14,459            14,216
                                                  =========================================================


SEE ACCOMPANYING NOTES.

                       Tangram Enterprise Solutions, Inc.

                       Statements of Shareholders' Equity

                     (IN THOUSANDS, EXCEPT NUMBER OF SHARES)


                                                                 ADDITIONAL
                       PREFERRED STOCK          COMMON STOCK      PAID-IN    ACCUMULATED    TREASURY     SHAREHOLDERS'
                     ---------------------  ---------------------
                       SHARES     AMOUNT     SHARES     AMOUNT    CAPITAL      DEFICIT        STOCK         EQUITY
                     ---------------------------------------------------------------------------------------------------

Balance at December    9,091       $ 909   14,237,747     $142     $44,214    $(34,390)      $ (160)      $10,715
   31, 1993

Redemption of         (9,091)       (909)           -        -           -           -            -          (909)
   preferred stock
Exercise of
   stock options           -           -       94,470        1           -           -          160           161
Net loss                   -           -            -        -           -        (599)           -          (599)
                     --------------------------------------------------------------------------------------------------
Balance at December        -           -   14,332,217      143      44,214     (34,989)           -         9,368
   31, 1994

Exercise of
   stock options           -           -      195,659        2          61           -            -            63
Net loss                   -           -            -        -           -      (1,185)           -        (1,185)
                     --------------------------------------------------------------------------------------------------
Balance at December        -           -   14,527,876      145      44,275     (36,174)           -         8,246
   31, 1995

Exercise of
   stock options           -           -    1,028,396       11         305           -         (202)          114
Conversion of debt         -           -      109,091        1         149           -            -           150
Net loss                   -           -            -        -           -        (253)           -          (253)
                     --------------------------------------------------------------------------------------------------
Balance at December        -       $   -   15,665,363     $157     $44,729    $(36,427)      $ (202)      $ 8,257
   31, 1996
                     ==================================================================================================

SEE ACCOMPANYING NOTES.

                       Tangram Enterprise Solutions, Inc.

                            Statements of Cash Flows
                                 (IN THOUSANDS)


                                                                             YEAR ENDED DECEMBER 31
                                                                     1996             1995             1994
                                                                --------------------------------------------------
OPERATING ACTIVITIES
   Net loss                                                        $    (253)      $  (1,185)        $    (599)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
       Depreciation                                                      281             401               527
       Amortization                                                    2,333           1,818             1,984
       Purchased research and development                                  -               -             1,253
       Decrease in deferred tax assets                                     -             884                 -
       Cash provided by changes in working capital items:
           Accounts receivable                                          (414)            497              (126)
           Other current assets                                           44             (47)              249
           Accounts payable                                               87              40              (260)
           Accrued expenses                                              337             (65)             (457)
           Deferred revenue                                              392            (220)              463
                                                                --------------------------------------------------
Net cash provided by operating activities                              2,807           2,123             3,034

INVESTING ACTIVITIES
   Deferred software costs                                            (2,164)         (1,286)           (1,257)
   Expenditures for property and equipment                              (501)           (178)              (69)
   Repayment of liabilities in connection with sale of
     Knozall Systems                                                    (213)              -                 -
   Acquisition of Knozall Systems                                          -               -              (498)
   Other                                                                   -            (392)             (351)
                                                                --------------------------------------------------
Net cash used in investing activities                                 (2,878)         (1,856)           (2,175)

FINANCING ACTIVITIES
   Net borrowings (repayments) on note payable to shareholder            400            (606)                -
   Net (repayments) borrowings on notes payable                         (264)           (153)              472
   Repayment of capital lease obligations                                (95)            (93)              (84)
   Redemption of preferred stock                                           -               -            (1,516)
   Proceeds from exercise of stock options                               114              63               131
                                                                --------------------------------------------------
Net cash provided by (used in) financing activities                      155            (789)             (997)
                                                                --------------------------------------------------

Net increase (decrease) in cash                                           84            (522)             (138)
Cash and cash equivalents, beginning of year                              92             614               752
                                                                --------------------------------------------------
Cash and cash equivalents, end of year                             $     176       $      92         $     614
                                                                ==================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest                           $      52       $     140         $      52
                                                                ==================================================
Cash paid during the period for income taxes                       $       7       $      18         $      17
                                                                ==================================================
Assumption of note upon redemption of preferred stock              $       -       $       -         $     606
                                                                ==================================================
See Note 5 for discussion of noncash exercise of stock options.

SEE ACCOMPANYING NOTES.

                       Tangram Enterprise Solutions, Inc.

                          Notes to Financial Statements

                                December 31, 1996



1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND DESCRIPTION OF BUSINESS

Tangram Enterprise Solutions, Inc. (the "Company") provides enterprise wide solutions, including asset tracking and electronic software distribution for large heterogeneous computing environments, encompassing mainframe, UNIX-based mini and LAN server platforms. The Company's common stock trades on The Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the symbol TESI. The Company is a member of the Safeguard Scientifics, Inc. ("Safeguard") partnership of companies. Safeguard develops advanced technology - oriented, entrepreneurial driven companies with an emphasis on information systems markets. Safeguard is the majority shareholder of the Company holding approximately 67% of the Company's outstanding common shares.

On August 1, 1994, the Company acquired the assets and certain liabilities of Knozall Systems, Inc. ("Knozall") for $1,500,000 in cash and notes. The acquisition was accounted for as a purchase, and the results of operations and other financial data include the acquired operations of Knozall from the date of acquisition. As a result of the purchase, the Company incurred non-recurring charges related to in-process research and development totaling $1,253,000, which are shown separately on the statement of operations as purchased research and development costs.

In March, 1996, the Company sold the assets and liabilities of the LAN division, formerly Knozall Systems, Inc. to its former owner, who was an officer and director of the Company until the date of sale. In exchange for the cancellation of $850,000 of a $1 million note due the buyer issued in connection with the 1994 acquisition of Knozall, the Company transferred all of the net assets of the LAN division, made a cash payment of $213,000, and issued a $300,000 note due in 24 equal installments. The buyer elected to convert the remaining $150,000 of the $1 million note into 109,091 shares of Tangram common stock.
In addition, the Company retained rights to certain technology developed in the LAN division since August 1, 1994.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of less than three months when purchased to be cash equivalents.

REVENUE RECOGNITION

Net product revenues include computer software license fees under perpetual licensing agreements and revenues from the sale of gateway and other products which include both hardware and software. Revenues under these licensing agreements are recognized after the software has been accepted by the customer. Revenue from the sale of certain other computer hardware including gateway product is recognized upon shipment.

Net service revenues include implementation service and maintenance and renewal fees. Revenues for implementation services, which are sometimes sold with software licenses, are recognized after the customer has accepted the services. Revenues resulting from renewals of annual licenses are deferred and recognized over the renewal periods. The Company also recognized revenues from post contract customer support agreements, including maintenance bundled with software licenses, ratably over the term of the related agreements.

COST OF REVENUE

Cost of revenues includes cost principally related to the distribution of licensed software and hardware products and amortization of capitalized software development costs. Costs of revenues also includes the cost of the direct labor force, including the associated personnel, travel and subsistence, and occupancy costs incurred in connection with providing consulting and maintenance services.

                       Tangram Enterprise Solutions, Inc.

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SALES AND CONCENTRATION OF CREDIT RISK

The Company operates in a single industry and is engaged in design and sale of software products. During 1996, approximately 17% of sales were made to the Company's largest customer.

The Company's principal financial instrument subject to potential concentration of credit risk is accounts receivable which are unsecured. The Company's exposure to credit loss in the event that payment from a customer is not received for revenue recognized equals the net outstanding accounts receivable balance from that customer.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization of property and equipment is provided using the straight-line method over estimated useful lives ranging from two to five years.

INTANGIBLE ASSETS

Intangible assets are amortized by the methods and over the estimated lives as set forth in Note 2.

INCOME TAXES

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, the liability method is used in accounting for income taxes and deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities.

LOSS PER SHARE

The loss per common share calculations are based on the weighted average number of common shares outstanding during each period; including common stock equivalents (unless antidilutive) which would arise from the exercise of stock options.

                       Tangram Enterprise Solutions, Inc.

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

The Company adopted the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed Of" ("SFAS 121") as of January 1, 1996. The pronouncement requires that certain long-lived assets, certain identifiable intangibles, and goodwill be reviewed for potential impairment when circumstances indicate that the carrying amount of such assets may not be recoverable. Additionally, FAS 121 requires that certain long-lived assets held for disposition be reported at the lower of the carrying amount or fair value less any selling costs. The impact of the adoption of this pronouncement did not have a material effect on the Company's financial position or on its results of operations.

In 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which gives companies the option to adopt the fair value method for expense recognition of employee stock options and other stock-based awards or to continue to account for such items using the intrinsic value method as outlined under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") with pro forma disclosures of net income and net income per share as if the fair value method had been applied. The Company has elected to continue to apply APB 25 for stock options and other stock based awards and has disclosed pro forma net loss and net loss per share as if the fair value method had been applied.

RECLASSIFICATIONS

Certain amounts in the 1995 and 1994 financial statements have been reclassified to conform with 1996 presentation. These reclassifications had no effect on net loss or shareholders' equity as previously reported.

                       Tangram Enterprise Solutions, Inc.

2.       INTANGIBLE ASSETS

Intangible assets consist of the following at December 31, 1996 and 1995 (in thousands):

                                           AMORTIZATION       ESTIMATED
                                              METHOD            LIVES            1996          1995
                                         ----------------- ----------------- ------------- --------------
                                                                   (in thousands)
Excess of costs over net assets of
   business acquired                     Straight-line     10-15 years         $   8,588     $  8,588
Software development costs               Straight-line     3 years                 6,199        4,716
                                                                             ------------- --------------
                                                                                  14,787       13,304
Less accumulated amortization                                                      6,620        4,806
                                                                             ------------- --------------
                                                                               $   8,167     $  8,498
                                                                             ============= ==============


The Company assesses the recoverability of the excess of costs over net assets of business acquired based on management's projections of future cash flow of the respective operations.

The Company capitalizes certain software development costs incurred to enhance the Company's existing software or to develop new software. Certain software development costs incurred after technological feasibility of the product has been established are capitalized. Such capitalized costs are amortized on an individual product basis commencing when a product is available for release. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense.

Research and development costs are comprised of the following as of December 31 (in thousands):

                                                                1996          1995            1994
                                                            ------------- -------------- ---------------

Research and development costs                              $    3,392      $   3,115      $    3,497

Less - capitalized software development costs                   (2,164)        (1,286)         (1,442)
                                                            ------------- -------------- ---------------
Research and development costs, net                         $    1,228      $   1,829      $    2,055
                                                            ============= ============== ===============



Included in cost of revenues is amortization of software development costs of $1,575,000, $1,060,000 and $1,226,000 million in 1996, 1995 and 1994, respectively.

                       Tangram Enterprise Solutions, Inc.

3.   DEBT

Long-term debt - shareholder represents borrowings of $400,000 under a $1,000,000 line of credit agreement with Safeguard. The agreement provides for borrowings at the prime rate plus 1% with payment due thirteen months after the date of demand. In February 1997, the Company increased its availability under the line of credit agreement with Safeguard from $1,000,000 to $5,000,000. All other terms and conditions were unchanged.

In connection with the sale of the LAN division (Knozall) (see Note 1), notes payable includes a promissory note with an outstanding balance of $188,000 at December 31, 1996. Principal and interest payments are made monthly with interest at a rate of 6%. The note matures in March, 1998.

The Company also has a term loan with a bank with an outstanding balance of $168,000 at December 31, 1996. Interest and principal payments are due monthly with interest at the prime rate plus 1/4% (8.5% at December 31, 1996). The loan is collateralized by the assets of the Company and matures in November, 1997.

Total interest expense was $57,000, $158,000 and $34,000 for the years ended 1996, 1995 and 1994, respectively.

4.       LEASES

The Company leases its facilities and certain equipment under several noncancelable operating lease agreements that expire at various times through 2004. Rental expense under these leases for the years ended December 31, 1996, 1995 and 1994, totaled approximately $751,000, $758,800 and $760,000, respectively. Future minimum lease payments under noncancelable operating leases at December 31, 1996 are as follows (IN THOUSANDS):

   1997                            $      699
   1998                                 1,069
   1999                                 1,087
   2000                                   956
   2001                                   924
   Thereafter                           2,580
                                   ----------
                                   $    7,315
                                   ==========

                       Tangram Enterprise Solutions, Inc.

5.       STOCK OPTIONS

The Company has granted incentive and non-qualified stock options to employees, directors and other persons, both under and outside of formal option plans. The number of shares authorized under the plans is 2,400,000. Generally, outstanding options vest over periods not exceeding 4 years after the date of grant and expire 10 years after the date of grant. All options granted under the plans to date have been at prices which have been equal to fair market value at date of grant. As provided for under the plans, options covering 942,344 shares were exercised in 1996 by tendering 32,311 shares and minimal cash payments. At December 31, 1996, the Company reserved approximately 2,400,000 shares of common stock for future issuance under the plans.

The Company applies APB 25 and related interpretations in accounting for its various stock option plans. Had compensation expense been recognized consistent with SFAS 123, the Company's net loss would have been increased to $561,000, or $0.04 per share, in 1996 and $1,258,000, or $0.09 per share, in 1995.

The per share weighted average value of stock options issued by the Company during 1996 and 1995 was $1.67 and $2.04 , respectively, on the dates of grant. In 1996 and 1995, the assumptions of no dividends, expected volatility range of 116% to 138% in 1996 and 112% to 115% in 1995, and expected lives of 4 and 10 years were used by the Company in determining the fair value of stock options granted using the Black Scholes option-pricing model. In addition, the calculations assumed risk-free interest rates of 6.1% to 6.9% in 1996 and 5.8% to 5.9% in 1995.

Pro forma net loss reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation expense for stock options under SFAS 123 is not reflected in the pro forma net loss amounts presented above because compensation expense is reflected over the options' vesting period and compensation expense for options granted prior to January 1, 1995 is not considered.

                       Tangram Enterprise Solutions, Inc.

5.       STOCK OPTIONS (CONTINUED)

Option activity under the Company's plans are summarized below (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):


                                               1996                    1995                    1994
                                     ------------------------- ---------------------- ------------------------
                                                   WEIGHTED                WEIGHTED               WEIGHTED
                                                    AVERAGE                AVERAGE                 AVERAGE
                                                   EXERCISE                EXERCISE               EXERCISE
                                       SHARES        PRICE      SHARES      PRICE      SHARES       PRICE
                                     ------------ ------------ ---------- ----------- --------- --------------


Outstanding at beginning of year        2,968         $1.12      2,972       $0.39     1,787         $0.35
Options granted                           350          2.25        347        2.17     1,624          1.50
Options exercised                      (1,028)         0.31       (196)       0.32      (334)         0.48
Options canceled                          (71)         1.93       (155)       1.57      (105)         0.66
                                     ------------ ------------ ---------- ----------- --------- --------------

Outstanding at end of year              2,219         $1.65      2,968       $1.12     2,972         $0.39
                                     ============ ============ ========== =========== ========= ==============

Options exercisable at year-end         1,318
Shares available for future grant         161


The following summarizes information about the Company's stock options outstanding at December 31, 1996 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):



                                       OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                        --------------------------------------------------- --------------------------------
       RANGE OF             NUMBER           WEIGHTED.         WEIGHTED        NUMBER          WEIGHTED
       EXERCISE           OUTSTANDING     AVG. REMAINING    AVG. EXERCISE    EXERCISABLE    AVG. EXERCISE
        PRICES            AT 12/31/96    CONTRACTUAL LIFE       PRICE        AT 12/31/96        PRICE
----------------------- ---------------- ------------------ --------------- -------------- -----------------

        $0.23                  22            4.25 yrs.          $  0.23            22           $ 0.23
    $1.00 - $2.50           2,133            7.62 yrs.             1.51         1,283             1.44
    $5.00 - $6.13              54            9.76 yrs.             6.05            13             6.13
        $10.25                 10            9.58 yrs.            10.25             -               -
                        ---------------- ------------------ --------------- -------------- -----------------

                            2,219            7.65 yrs.          $  1.65         1,318           $ 1.47
                        ================ ================== =============== ============== =================

6.       RELATED PARTY TRANSACTIONS

During the years ended December 31, 1996, 1995 and 1994, the Company paid administrative services fees to Safeguard totaling approximately $261,000, $187,000 and $193,000, respectively. The Company also incurred and paid Safeguard interest costs under a revolving credit agreement of $6,800, $45,000 and $13,500 in 1996, 1995 and 1994, respectively. In addition, in 1994 the Company reimbursed Safeguard $135,000 for investment services fees related to a 1992 transaction which Safeguard paid on the Company's behalf.

                       Tangram Enterprise Solutions, Inc.

6.       RELATED PARTY TRANSACTIONS (CONTINUED)

Under a development agreement between the Company and Safeguard, Safeguard contracted with the Company for development of an enterprise gateway product and in a separate agreement granted marketing rights for the technology to the Company. In 1994 and 1995, the Company elected to use the underlying technology to improve several product sets rather than market the technology as a single stand-alone product. In 1995 and 1994, the Company paid $200,000 in royalties to Safeguard for this technology.

On December 15, 1994, the Company entered into a Preferred Stock Purchase Agreement with Safeguard to redeem the Series D Preferred Stock held by Safeguard. Under the terms of the agreement, the Company paid the purchase price of $909,000 in three equal installments of $303,000 each in December 1994, July 1995 and December 1995.

During 1995 and 1994, the Company made non-recourse, non-interest bearing loans to certain officers of the Company. The total loans outstanding at December 31, 1996 and 1995, were $784,000. The loans are secured by shares of the Company's common stock and mature at the end of five years or termination of employment, whichever occurs first.

7.       INCOME TAXES

The components of income tax expense for the years ended December 31, 1996, 1995 and 1994, consisted of the following (IN THOUSANDS):

                                                       1996               1995               1994
                                                ----------------------------------------------------------

Current expense (benefit):
   Federal                                           $     -            $     -            $    -
   State                                                   -                 (6)               16
                                                ----------------------------------------------------------

                                                           -                 (6)               16
Deferred expense:
   Federal                                                 -                884                 -
   State                                                   -                  -                 -
                                                ----------------------------------------------------------
                                                           -                884                 -
                                                ----------------------------------------------------------
Total                                                $     -            $   878            $   16
                                                ==========================================================


                                      F-15

                       Tangram Enterprise Solutions, Inc.

7.       INCOME TAXES (CONTINUED)

The components of net deferred taxes as of December 31 are as follows (IN THOUSANDS):

                                                      1996               1995
                                              ----------------------------------

Deferred tax assets
   Tax loss carryforwards                       $     9,186        $     8,838
   Tax credit carryforwards                             464                464
   Deferred software costs                              (61)               384
   Purchased research and development                   357                385
   Allowance for doubtful accounts                       83                 77
   Other                                                101                169
                                              ----------------------------------

Total gross deferred tax assets                      10,130             10,317
Valuation allowance                                 (10,130)           (10,317)
                                              ----------------------------------
Deferred tax assets                             $         -        $         -
                                              ==================================

The actual income tax expense for 1996, 1995 and 1994 differs from the "expected" amount (computed by applying the statutory federal income tax rate of 34% to the loss before income taxes) as follows (IN THOUSANDS):

                                    1996               1995               1994
                               -------------------------------------------------

Computed "expected" tax benefit    $  (86)         $    (108)         $    (198)
Non-deductible amortization           257                257                257
Change in valuation allowance        (187)               724                (44)
Other                                  16                  5                  1
                               -------------------------------------------------
Actual tax expense                  $   -          $     878          $      16
                               =================================================

At December 31, 1996, the Company has net operating loss carryforwards of approximately $27 million. The net operating loss carryforwards expire in various amounts from 1998 through 2011. The Tax Reform Act of 1986 contains provisions that limit the ability to utilize net operating loss carryforwards in the case of certain events including significant changes in ownership interests. As there was a significant change in ownership interests (as defined) on June 29, 1989, the Company is limited in its ability to utilize approximately $18 million of net operating loss carryforwards. The annual limitation for the utilization of these carryforwards is approximately $1.3 million, and any unused amount can be utilized in subsequent years within the carryforward period.

                       Tangram Enterprise Solutions, Inc.

7.       INCOME TAXES (CONTINUED)

At December 31, 1996, the Company had available approximately $431,000 and $33,000 of research and development and investment credit carryforwards, respectively, which expire in varying amounts from 1997 through 2003.

8.       EMPLOYEE BENEFIT PLAN

The Company has a defined contribution plan [401(k)], under which all full time employees are eligible to contribute a percentage of their basic compensation to the plan. The Company does not make matching contributions to the plan.

                        Additional Financial Information

                       Tangram Enterprise Solutions, Inc.

                 Schedule I - Valuation and Qualifying Accounts

                  Years ended December 31, 1996, 1995, and 1994



                                                                     ADDITIONS
                                                 BALANCE AT      CHARGED TO COSTS    DEDUCTIONS FROM    BALANCE AT END OF
                                                BEGINNING OF       AND EXPENSES         RESERVES             PERIOD
                                                   PERIOD
                                             ------------------- ------------------ ------------------ --------------------

Year ended December 31, 1996:
  Allowance for doubtful accounts              $     225,000       $      55,500      $      36,400      $     244,100

Year ended December 31, 1995:
  Allowance for doubtful accounts                    262,300             169,000            206,300            225,000

Year ended December 31, 1994:
  Allowance for doubtful accounts                    336,300              82,000            156,000            262,300


