Form 10-Q
period 1997-03-31
TANGRAM ENTERPRISE SOLUTIONS INC
filed 1997-05-13
CIK 804121

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1997

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from............TO............

                         Commission file number 0-15454

                       TANGRAM ENTERPRISE SOLUTIONS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

        PENNSYLVANIA                                  23-2214726
(State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
 Incorporation or Organization)

                        11000 REGENCY PARKWAY - SUITE 401
                                  CARY, NC 2511
                    (Address of Principal Executive Offices)



                           (919) 851-6000 WWW.TESI.COM
              (Registrant's Telephone Number, Including Area Code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                         Yes [X]              No ____

      The number of outstanding shares of Common Stock, $0.01 par value per share, as of April 30, 1997 was 15,661,047

                       TANGRAM ENTERPRISE SOLUTIONS, INC.

                                      INDEX



                          PART I. FINANCIAL INFORMATION



         ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED):

              Balance Sheets - March 31, 1997 and December 31, 1996...............................................3

              Statements of Operations - Three Months Ended
                   March 31, 1997 and 1996........................................................................4

             Statements of Cash Flows - Three Months Ended
                 March 31, 1997 and 1996..........................................................................5

              Notes to the Financial Statements...................................................................6

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS..................................................................8



                           PART II. OTHER INFORMATION



         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K...............................................................12

         Signatures..............................................................................................13

                       Tangram Enterprise Solutions, Inc.

                                 Balance Sheets
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)




                                                                             MARCH 31          DECEMBER 31
                                                                               1997                1996
                                                                       -----------------------------------------
 ASSETS
 CURRENT ASSETS:
    Cash and cash equivalents                                                $      42           $     176
    Accounts receivable, net of allowance of $250 and $244 in
      1997 and 1996                                                              2,622               2,991
    Other                                                                          317                 267
                                                                       -----------------------------------------
      Total current assets                                                       2,981               3,434

 PROPERTY AND EQUIPMENT:
    Computer equipment and software                                              1,547               1,339
    Office equipment and furniture                                                 801                 493
    Leasehold improvements                                                          67                  57
                                                                       -----------------------------------------
                                                                                 2,415               1,889
    Less accumulated depreciation and amortization                               1,452               1,401
                                                                       -----------------------------------------
      Total property and equipment                                                 963                 488

 OTHER ASSETS:
    Notes receivable - officers                                                    784                 784
    Deferred software costs, net                                                 3,078               3,022
    Costs in excess of net assets of business acquired, net                      4,955               5,145
    Other                                                                           73                  73
                                                                       =========================================
      Total assets                                                           $  12,834           $  12,946
                                                                       =========================================

 LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES:
    Notes payable                                                            $     294           $     356
    Accounts payable                                                             1,395                 590
    Accrued expenses                                                               822                 723
    Deferred revenue                                                             2,185               2,620
                                                                       -----------------------------------------
      Total current liabilities                                                  4,696               4,289

 LONG-TERM DEBT - SHAREHOLDER                                                      800                 400

 SHAREHOLDERS' EQUITY
    Common stock, par value $0.01, authorized 48,000,000 shares, 15,665,363
      issued in 1997 and 1996                                                      157                 157
    Additional paid-in capital                                                  44,595              44,729
    Accumulated deficit                                                        (37,353)            (36,427)
    Treasury stock, at cost, 9,743 shares in 1997 and 32,311 shares in
      1996                                                                         (61)               (202)
                                                                       -----------------------------------------
      Total shareholders' equity                                                 7,338               8,257
                                                                       -----------------------------------------
                                                                       =========================================
      Total liabilities and shareholders' equity                             $  12,834           $  12,946
                                                                       =========================================

SEE ACCOMPANYING NOTES.

                       Tangram Enterprise Solutions, Inc.

                            Statements of Operations
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)







                                                                                         THREE MONTHS ENDED MARCH 31
                                                                                          1997               1996
                                                                                  -------------------------------------
NET REVENUES:
   Product                                                                           $     1,081        $     1,140
   Services                                                                                1,522              1,344
                                                                                  --------------------------------------
Total net revenues                                                                         2,603              2,484
 Cost of revenues                                                                            945                805
                                                                                  --------------------------------------

 Gross profit                                                                              1,658              1,679

OPERATING EXPENSES:
   Sales and marketing                                                                     1,261              1,059
   General and administrative                                                                807                561
   Research and development                                                                  504                392
                                                                                  --------------------------------------
Total operating expenses                                                                   2,572              2,012
                                                                                  --------------------------------------

LOSS FROM OPERATIONS                                                                        (914)              (333)

Other income (expense)                                                                       (12)                 -
                                                                                  --------------------------------------

Loss before income taxes                                                                    (926)              (333)
Provision for income taxes                                                                     -                  -
                                                                                  --------------------------------------

NET LOSS                                                                             $      (926)       $      (333)
                                                                                  ======================================

LOSS PER COMMON SHARE                                                                $     (0.06)       $     (0.02)
                                                                                  ======================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                                      15,638             14,532
                                                                                  ======================================


SEE ACCOMPANYING NOTES

                       Tangram Enterprise Solutions, Inc.

                            Statements of Cash Flows
                                 (IN THOUSANDS)






                                                                                   THREE MONTHS ENDED MARCH 31
                                                                                      1997             1996
                                                                                ------------------------------------
OPERATING ACTIVITIES
   Net loss                                                                        $    (926)       $    (333)
   Adjustments to reconcile net loss to net cash provided by operating activities:
       Depreciation                                                                       99               55
       Amortization                                                                      565              429
       Cash provided by changes in working capital items:
         Accounts receivable                                                             369            1,027
         Other current assets                                                            (50)             (68)
         Accounts payable                                                                805               25
         Accrued expenses                                                                 99              (26)
         Deferred revenue                                                               (435)            (349)
                                                                                ------------------------------------
Net cash provided by operating activities                                                526              760

INVESTING ACTIVITIES
   Deferred software costs                                                              (431)            (245)
   Expenditures for property and equipment                                              (574)             (47)
   Repayment of liabilities in connection with sale of Knozall Systems                     -             (213)
                                                                                ------------------------------------
Net cash used in investing activities                                                 (1,005)            (505)

FINANCING ACTIVITIES
   Net borrowings on note payable to shareholder                                         400                -
   Net repayments on notes payable                                                       (62)             (60)
   Proceeds from exercise of stock options                                                 7                3
                                                                                ------------------------------------
                                                                                ------------------------------------
Net cash provided by (used in) financing activities                                      345              (57)
                                                                                ------------------------------------

Net (decrease) increase in cash                                                         (134)             198
Cash and cash equivalents, beginning of year                                             176               92
                                                                                ====================================
Cash and cash equivalents, end of year                                             $      42        $     290
                                                                                ====================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest                                           $      22        $      24
                                                                                ====================================
Cash paid during the period for income taxes                                       $      --        $      --
                                                                                ====================================



SEE ACCOMPANYING NOTES.

                       TANGRAM ENTERPRISE SOLUTIONS, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1. BASIS OF PRESENTATION

BASIS OF PRESENTATION

     The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the statements have been included. The interim operating results are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the financial statements and accompanying footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.


RECLASSIFICATIONS

     Certain amounts in the 1996 financial statements have been reclassified to conform to 1997 presentation. These reclassifications had no effect on net loss or shareholders' equity as previously reported.



NOTE 2.   RESEARCH AND DEVELOPMENT COSTS


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

Research and development costs are comprised of the following as of March 31 (in thousands):


                                                                               1997           1996
                                                                           ------------- ---------------
Research and development costs                                              $     935      $     637
Less - capitalized software development costs                                    (431)          (245)
                                                                           ============= ===============
Research and development costs, net                                        $      504      $     392
                                                                           ============= ===============


     Included in cost of revenues is amortization of software development costs of $375,000 and $240,000 in 1997 and 1996, respectively.


NOTE 3.  LONG-TERM DEBT - SHAREHOLDER

     The Company has a $5 million unsecured revolving line of credit with Safeguard. The amount of this line of credit was increased from $1 million to $5 million in April 1997 to finance the cost of rolling out the new Asset Insight product. Terms of the line of credit require monthly interest payments at the prime rate plus 1%. Principal is due thirteen months after date of demand by Safeguard or earlier in the case of a sale of substantially all of the assets of the Company, a business combination or upon the closing of a sale of a debt or equity offering. At March 31, 1997, the borrowings under the Safeguard line of credit were $800,000.

                       TANGRAM ENTERPRISE SOLUTIONS, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4.  RELATED PARTY TRANSACTIONS

     During the three months ended March 31, 1997 and 1996, the Company paid administrative services fees to Safeguard totaling approximately $79,000 and $38,000, respectively. The Company also incurred and paid Safeguard interest costs under a revolving credit agreement of $17,000 in 1997.

     In April 1997, the Company made non-recourse, non-interest-bearing loans to certain officers of the Company in the aggregate amount of $500,000 and repurchased from these officers a total of 86,018 shares of the Company's common stock for a purchase price of $500,000. The stock was acquired at its current market price as reflected by the average of the day's best bid and asked prices. The stock is to be held in treasury. The loans are secured by shares of the Company's common stock and mature at the end of three years or termination of employment, whichever occurs first.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     Tangram Enterprise Solutions, Inc. (the "Company") provides state-of-the-art enterprise-wide solutions, including asset tracking and electronic software distribution for large heterogeneous computing environments, encompassing mainframe, UNIX-based mini and LAN server platforms. Asset Insight(TM), an information technology asset tracking product launched in 1996, allows businesses to track changes in their information technology asset base (including hardware and software), forward plan technology requirements, optimize end-user productivity, and calculates the cost of software and hardware upgrades. AM:PM(R) is the Company's industry leading solution for automated software distribution, data distribution and collection, and remote resource management. AM:PM, along with expert consulting services, provides businesses with solutions to manage an enterprise's heterogeneous and remote information technology systems. The Company is a member of the Safeguard Scientifics, Inc. ("Safeguard") partnership of companies. Safeguard supports technology-driven growth companies with an emphasis on information system markets. Safeguard owns approximately 67% of the Company.

     The Company believes that businesses are moving toward an enterprise-wide computing environment where more desktop personal computers will be interconnected into large local-area and wide-area networks, as well as the Internet, and administered by corporate MIS departments. The Company believes that the continued expansion of heterogeneous computer networks and current downsizing and rightsizing trends are forcing businesses to seek automated solutions for tracking and managing their enterprise-wide information technology ("IT") assets. The Company believes this trend will continue and that its new product, Asset Insight will enable the Company to attain a leading position in the asset tracking market. While the Company expects the market's shift toward enterprise and Internet products to continue, there can be no assurance that the Company's Asset Insight products will be successful or will gain customer acceptance.

     The Company has historically experienced a certain degree of variability in its quarterly revenue and earnings patterns. This variability is typically driven by significant events that impact the recognition of product and implementation service revenues. Examples of such events include the timing of major enterprise-wide sales of the new Asset Insight product, "one-time" payment from existing customers for license expansion rights (required to install on a larger or an additional computer base), completion and customer acceptance of significant implementation roll outs and the related revenue recognition. Fluctuations in the timing and amounts of additional sales and marketing and general and administrative expenses may also cause profitability to fluctuate from one quarter to another. Also, during a significant product launching, such as the Asset Insight product, increase in sales and marketing and general and administrative expenses will occur prior to the realization of incremental revenues.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

     The Company reported a net loss of $926,000, or $0.06 per share, on revenues of $2.6 million for the three month period ended March 31, 1997 as compared to a net loss of $333,000, or $0.02 per share, on revenue of $2.5 million for the comparable period in 1996. The increase in the net loss in 1997 when compared to the comparable period in 1996 is primarily as a result of the Company's substantial investment in marketing its Asset Insight product and the personnel increases to support the Asset Insight rollout. First quarter operating expenses and the resulting net loss reflects the substantial expenditures to the marketing campaign, staffing and infrastructure development to support the Asset Insight product rollout. In cooperation with channel partners, the Company's marketing efforts to date have been directed towards defining the market and creating product awareness. In the second quarter, the product marketing campaigns will move toward more targeted and active promotional campaigns aimed at Fortune 1000 and government end users throughout North America and Europe. The Company expects to continue to devote substantial resources to developing sales.

NET REVENUES

     Total net revenues increased 5% to $2.6 million in 1997 from $2.5 million in 1996. Product revenues, which include product upgrades and add-ons, decreased 5% in 1997 to $1.1 million from $1.2 million in 1996. Product revenues of the new Asset Insight product, which was first sold in June 1996, contributed $158,000 of the 1997 product revenues. Revenue from AM:PM and related products was $166,000 in 1997 compared to $51,000 in 1996. Revenues from the traditional mainframe product lines, including gateways and Arbiter, remained flat at $800,000 in 1997 and 1996. LAN product revenues contributed $292,000 in the first quarter of 1996. The LAN division was sold in March, 1996.

     Service revenues include software and hardware maintenance contracts, implementation services, and training and support services not otherwise covered under maintenance agreements that provide customers with updates and enhancements developed by the Company and access to the Company's toll-free telephone support services. Service revenues increased by 13% to $1.5 million in 1997 from $1.3 million in 1996 due principally to higher revenues from consulting and maintenance fees.


COST OF REVENUES

     Cost of revenues includes costs principally related to the distribution of licensed software and hardware products and the amortization of capitalized software development costs. Cost of revenues also reflects the cost of the direct labor force, including the associated personnel, travel and subsistence, and occupancy costs incurred in connection with providing consulting and maintenance services. As a percentage of total net revenues, cost of revenues increased to 36% in 1997 from 32% in 1996 due primarily to higher amortization of deferred development costs associated with the development of the Asset Insight product.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



SALES AND MARKETING EXPENSES

     Sales and marketing expenses increased 19% to $1.3 million in 1997 from $1.1 million in 1996. Selling and marketing expenses also increased as a percentage of total revenues to 48% in 1997 from 43% in 1996. These increases were primarily due to the Company's investment in marketing staff and advertising related to the launching of the new Asset Insight product. With the introduction of Asset Insight, the Company converted from a direct sales channel to an indirect sales organization for the distribution of this product. By developing relationships with resellers, systems integrators and other third-party vendors that provide consulting and integration services and delivers products developed for this market, the Company seeks to acquire an early presence in the market, cover the expected demand for the product, manage the geographically dispersed nature of the target market, and build a large number of salespeople in the field. The Company expects to continue to expand its indirect sales and marketing force and increase its expenditures towards product marketing.


GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increased 44% to $807,000 in 1997 from $561,000 in 1996. As a percentage of total net revenues, general and administrative expenses increased to 31% in 1997 from 23% in 1996. This increase is the result of increased expenses for salaries, facility costs, and other expenses related to building the infrastructure to support the Asset Insight product rollout. In March 1997, the Company increased its leased headquarters' square footage from 23,000 square feet to 49,600 square feet. The Company expects to continue to expand its administrative staff and incur higher costs ahead of the anticipated revenue stream of the Asset Insight product.

RESEARCH AND DEVELOPMENT

     Gross research and development costs increased 47% in 1997 to $935,000 from $637,000 in 1996. The increase is due to personnel increases and the related staffing costs associated with the Company's investment in its new Asset Insight product line and continuing enhancements of its other product lines. The Asset Insight product line became generally available to customers in mid-1996. Gross research and development costs increased as a percentage of net revenues to 36% in 1997 from 26% in 1996, for the aforementioned reasons. The Company will continue to commit substantial resources to research and development in the future. Net research and development expenses increased by 28% to $504,000 in 1997 from $392,000 in 1996. The increase was due primarily to higher staffing cost.

PROVISION FOR INCOME TAXES

     There was no provision for income taxes in 1997 and 1996 due to the losses reported for the periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations through cash flow from operations and borrowings. At March 31, 1997, the Company had cash of $42,000 and a working capital deficit in the amount of $1.7 million compared to a deficit of $855,000 at December 31, 1996. The Company has a $5 million unsecured revolving line of credit with Safeguard. The amount of this line of credit was increased from $1 million to $5 million in April 1997 to finance the cost of rolling out the new Asset Insight product. Terms of the line of credit require monthly interest payments at the prime rate plus 1%. Principal is due thirteen months after date of demand by Safeguard or earlier in the case of a sale of substantially all of the assets of the Company, a business combination or upon the closing of a sale of a debt or equity offering. At March 31, 1997, the borrowings under the Safeguard line of credit were $800,000 and have increased to $2.6 million as of April 30, 1997. On April 30, 1997, the amount available for borrowing under the line of credit was $2.4 million.

     At March 31, 1997, notes payable included a promissory note with an outstanding balance of $150,000. Principal and interest payments are due monthly with interest at 6%. The note matures in March 1998. In addition, the Company has a loan with a bank with an outstanding balance of $144,000 at March 31, 1997. Interest and principal payments are due monthly with interest at the prime rate plus 1/4%. The loan is collateralized by the assets of the Company and matures in November 1997.

     Net cash provided by operating activities was $526,000 for the three months ended March 31, 1997. Net cash used in investing activities was $1 million for the three months ended March 31, 1997. The primary use of these funds included $431,000 for deferred software costs and $574,000 for property and equipment as result of the increase staffing to support the anticipated growth of the business. Net cash provided by financing reflects $400,000 of borrowings under the Safeguard line of credit offset by payments of $62,000 towards debt principal repayment.

     In April 1997, the Company made non-recourse, non-interest-bearing loans to certain officers of the Company in the aggregate amount of $500,000 and repurchased from these officers a total of 86,018 shares of the Company's common stock for a purchase price of $500,000. The stock was acquired at its current market price as reflected by the average of the day's best bid and asked prices. The loans are secured by shares of the Company's common stock and mature at the end of three years or termination of employment, whichever occurs first. The loans and stock buyback were made for the purpose of assisting the aforementioned officers in satisfying their 1996 tax obligation arising from the exercise of stock options in 1996.

     In the past, the Company has generated cash from operating activities to fund development and finance activities despite its net losses due to significant levels of depreciation and amortization. However, cash requirements are forecasted to continue to increase through 1997 due to the planned expenditures for the launching, marketing and the increase staffing required to support and market the Asset Insight product. As stated above, Safeguard has agreed to assist the Company's launching of the Asset Insight product by providing a $5 million line of credit to fund cash requirements. However, the Company anticipates that the line of credit may not be adequate to meet the new product rollout expenses. As a result, the Company is pursuing other sources of funds including, but not limited to, debt or equity financing. However, the Company has no present understanding, commitment, or agreement with respect to any such transaction. Accordingly, there can be no assurance that the Company will have access to adequate debt or equity financing or that, if available, it will be under terms and conditions satisfactory to the Company.

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)        Exhibits

          Exhibit
          Number           Exhibit Description

          10.1* First Amended Revolving Note dated April 2, 1997, between the Company and Safeguard Scientifics, Inc.

          27*              Financial Data Schedule

         *        Filed herewith.

b)       Reports on Form 8-K

         No reports on Form 8-K have been filed by the Registrant during the quarter ended March 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  TANGRAM ENTERPRISE SOLUTIONS, INC.



DATE     MAY 13, 1997             /s/ John N. Nelli
         -----------              -----------------
                                  John N. Nelli
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

     Except as indicated by footnote, all of the following exhibits were filed with the Company's Current Report on Form 10-Q, dated March 31, 1997. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.


          Exhibit No.      Exhibit Description

          10.1* First Amended Revolving Note dated April 2, 1997, between the Company and Safeguard Scientifics, Inc.

          27*              Financial Data Schedule

         *        Filed herewith.