Form 10-Q
period 1997-06-30
TANGRAM ENTERPRISE SOLUTIONS INC
filed 1997-08-14
CIK 804121

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13
      OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997

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

                        11000 REGENCY PARKWAY - SUITE 401
                                  CARY, NC 27511
                    (Address of Principal Executive Offices)



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

                                               Yes  X             No ____

      The number of outstanding shares of Common Stock, $0.01 par value per share, as of July 31, 1997 was 15,610,079.

                       TANGRAM ENTERPRISE SOLUTIONS, INC.

                                      INDEX



                          PART I. FINANCIAL INFORMATION



         ITEM 1 - FINANCIAL STATEMENTS:

              Balance Sheets - June 30, 1997 (Unaudited) and December 31, 1996....................................3

              Statements of Operations - Three Months Ended
                   June 30, 1997 and 1996 (Unaudited).............................................................4

             Statements of Operations - Six Months Ended
                  June 30, 1997 and 1996 (Unaudited)..............................................................5

             Statements of Cash Flows - Six Months Ended
                 June 30, 1997 and 1996 (Unaudited)...............................................................6

              Notes to the Financial Statements...................................................................7

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS.................................................................10



                           PART II. OTHER INFORMATION



         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS..........................................15

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K...............................................................16

         Signatures..............................................................................................17

                       Tangram Enterprise Solutions, Inc.

                                 Balance Sheets
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                             JUNE 30           DECEMBER 31
                                                                               1997                1996
                                                                       -----------------------------------------
 ASSETS                                                                         (UNAUDITED)


CURRENT ASSETS:
    Cash and cash equivalents                                                $     264           $     176
    Accounts receivable, net of allowance of $259 and $244 in
      1997 and 1996                                                              2,714               2,991
    Other                                                                          284                 267
                                                                       -----------------------------------------

      Total current assets                                                       3,262               3,434

 PROPERTY AND EQUIPMENT:
    Computer equipment and software                                                992                 595
    Office equipment and furniture                                                 422                  83
    Leasehold improvements                                                          76                  15
                                                                       -----------------------------------------
                                                                                 1,490                 693
    Less accumulated depreciation and amortization                                 397                 205
                                                                       -----------------------------------------
      Total property and equipment                                               1,093                 488

 OTHER ASSETS:
    Notes receivable - officers                                                  1,284                 784
    Deferred software costs, net                                                 3,086               3,022
    Costs in excess of net assets of business acquired, net                      4,765               5,145
    Other                                                                           46                  73
                                                                       -----------------------------------------
      Total assets                                                           $  13,536           $  12,946
                                                                       =========================================

 LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES:
    Notes payable                                                            $     220           $     356
    Accounts payable                                                               854                 590
    Accrued expenses                                                               895                 723
    Deferred revenue                                                             1,979               2,620
                                                                       -----------------------------------------
      Total current liabilities                                                  3,948               4,289

 LONG-TERM DEBT - SHAREHOLDER                                                    3,650                 400

 SHAREHOLDERS' EQUITY
    Common stock, par value $0.01, authorized 48,000,000 shares,
      15,692,922 and 15,665,363 issued in 1997 and 1996                            157                 157
    Additional paid-in capital                                                  44,609              44,729
    Accumulated deficit                                                        (38,328)            (36,427)
    Treasury stock, at cost, 86,018 shares and 32,311 shares in 1997
      and 1996                                                                    (500)               (202)
                                                                       -----------------------------------------
      Total shareholders' equity                                                 5,938               8,257
                                                                       -----------------------------------------

      Total liabilities and shareholders' equity                             $  13,536           $  12,946
                                                                       =========================================

SEE ACCOMPANYING NOTES.

                       Tangram Enterprise Solutions, Inc.

                            Statements of Operations
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)




                                                                 THREE MONTHS ENDED JUNE 30
                                                                  1997               1996
                                                          --------------------------------------
                                                                        (UNAUDITED)
NET REVENUES:
   Product                                                   $     1,645        $     2,434
   Services                                                        1,576              1,036
                                                          --------------------------------------
Total net revenues                                                 3,221              3,470
 Cost of revenues                                                    939                889
                                                          --------------------------------------

 Gross profit                                                      2,282              2,581

OPERATING EXPENSES:
   Sales and marketing                                             1,565              1,170
   General and administrative                                        858                680
   Research and development                                          794                264
                                                          --------------------------------------
Total operating expenses                                           3,217              2,114
                                                          --------------------------------------

(LOSS) INCOME  FROM OPERATIONS                                      (935)               467

Other (expense) income                                               (40)                12
                                                          --------------------------------------

(Loss) income before income taxes                                   (975)               479
Provision for income taxes                                             -                  -
                                                          --------------------------------------

NET (LOSS) INCOME                                            $      (975)       $       479
                                                          ======================================

(LOSS) EARNINGS PER COMMON SHARE                             $     (0.06)       $      0.03
                                                          ======================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING              15,599                17,362
                                                          ======================================


SEE ACCOMPANYING NOTES

                       Tangram Enterprise Solutions, Inc.

                            Statements of Operations
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)




                                                                  SIX MONTHS ENDED JUNE 30
                                                                   1997               1996
                                                           -------------------------------------
                                                                         (UNAUDITED)
NET REVENUES:
   Product                                                    $     2,726        $     3,574
   Services                                                         3,098              2,380
                                                           --------------------------------------
Total net revenues                                                  5,824              5,954
 Cost of revenues                                                   1,770              1,694
                                                           --------------------------------------

 Gross profit                                                       4,054              4,260

OPERATING EXPENSES:
   Sales and marketing                                              2,795              2,229
   General and administrative                                       1,665              1,241
   Research and development                                         1,443                656
                                                           --------------------------------------
Total operating expenses                                            5,903              4,126
                                                           --------------------------------------

(LOSS) INCOME  FROM OPERATIONS                                     (1,849)               134

Other (expense) income                                                (52)                12
                                                           --------------------------------------

(Loss) income before income taxes                                  (1,901)               146
Provision for income taxes                                              -                  -
                                                           --------------------------------------

NET (LOSS) INCOME                                             $    (1,901)       $       146
                                                           ======================================

(LOSS) EARNINGS PER COMMON SHARE                              $     (0.12)       $         0.01
                                                           ======================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING               15,618             16,996
                                                           ======================================


SEE ACCOMPANYING NOTES

                       Tangram Enterprise Solutions, Inc.

                            Statements of Cash Flows
                                 (IN THOUSANDS)



                                                                                    SIX MONTHS ENDED JUNE 30
                                                                                      1997             1996
                                                                                ------------------------------------
                                                                                           (UNAUDITED)
OPERATING ACTIVITIES
   Net (loss) income                                                               $  (1,901)       $     146
   Adjustments to reconcile net (loss) income to net cash (used in)
     provided by operating activities:
       Depreciation                                                                      207              117
       Amortization                                                                    1,132              919
       Cash provided by changes in working capital items:
         Accounts receivable                                                             277             (475)
         Other current assets                                                            (17)             (82)
         Other assets                                                                     27               (6)
         Accounts payable                                                                264                3
         Accrued expenses                                                                172              526
         Deferred revenue                                                               (641)            (224)
                                                                                ------------------------------------
Net cash (used in) provided by operating activities                                     (480)             924

INVESTING ACTIVITIES
   Deferred software costs                                                              (816)            (730)
   Expenditures for property and equipment                                              (812)            (250)
   Repayment of liabilities in connection with sale of Knozall Systems                     -             (213)
   Increase in notes receivables-officers                                               (500)               -
                                                                                ------------------------------------
Net cash used in investing activities                                                 (2,128)          (1,193)

FINANCING ACTIVITIES
   Net borrowings from shareholder                                                     3,250              450
   Net repayments on notes payable                                                      (136)            (139)
   Acquisition of treasury stock                                                        (500)               -
   Proceeds from exercise of stock options                                                82               60
                                                                                ------------------------------------
Net cash provided by financing activities                                              2,696              371
                                                                                ------------------------------------

Net increase in cash                                                                      88              102
Cash and cash equivalents, beginning of period                                           176               92
                                                                                ====================================
Cash and cash equivalents, end of period                                           $     264        $     194
                                                                                ====================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest                                           $      91        $      37
                                                                                ====================================
Cash paid during the period for income taxes                                       $       -        $       -
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

EARNINGS PER COMMON SHARE

     The earnings per common share calculations for 1996 are computed based on the weighted average number of common shares actually outstanding during each period plus the shares that would be outstanding assuming the exercise of dilutive stock options. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock. The loss per common share for 1997 does not include the exercise of stock options because the effect of such inclusion would be to reduce the loss per common share.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

      In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 128, "Earnings per Share" ("SFAS 128"). This pronouncement supercedes Accounting Principles Board Opinion No. 15, "Earnings per Share" ("APB 15"), and specifies the computation, presentation and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. SFAS 128 replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and fully diluted EPS, respectively. SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. The calculations of EPS under APB 15 and SFAS 128 for the three and six months ended June 30, 1997 were the same.

      Also during 1997, The FASB issued pronouncements relating to the presentation and disclosure of information related to the Company's capital structure, comprehensive income and segment data. The Company is required to adopt the provisions of these pronouncements, if applicable, for the year ending December 31, 1998. The adoption of these pronouncements will not have an impact on the Company's financial position and results of operation but may change the presentation of certain of the Company's financial statements and related notes and data thereto.

RECLASSIFICATIONS

     Certain amounts in the 1996 financial statements have been reclassified to conform to 1997 presentation. These reclassifications had no effect on net loss or shareholders' equity as previously reported.

                       TANGRAM ENTERPRISE SOLUTIONS, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

Research and development costs are comprised of the following as of June 30 (in thousands):

                                                    1997           1996
                                                ------------- ---------------

Research and development costs                  $    2,259      $   1,386
                                                     2,259
Less - capitalized software development costs         (816)          (730)
                                                ============= ===============
Research and development costs, net             $    1,443      $     656
                                                ============= ===============

     Included in cost of revenues is amortization of software development costs of $752,000 and $540,000 in 1997 and 1996, respectively.

NOTE 3.  LONG-TERM DEBT - SHAREHOLDER

     The Company has a $6 million unsecured revolving line of credit with Safeguard Scientifics, Inc. ("Safeguard"), a majority shareholder of the Company, holding approximately 67% of the Company's outstanding shares. The amount of this line of credit was increased from $1 million to $5 million in April 1997 and to $6 million in July 1997 to finance the cost of introducing and marketing the new Asset Insight product. Terms of the line of credit require monthly interest payments at the prime rate plus 1%. Principal is due thirteen months after date of demand by Safeguard or earlier in the case of a sale of substantially all of the assets of the Company, a business combination or upon the closing of a debt or equity offering. Due in part to the sale-leaseback agreement (see Note 5. Subsequent Event), as of August 8, 1997, borrowings under the Safeguard line of credit have been reduced to $3.1 million.

NOTE 4.  RELATED PARTY TRANSACTIONS

     During the six months ended June 30, 1997 and 1996, the Company has incurred administrative service fees to Safeguard totaling approximately $128,000 and $118,000, respectively. The Company also incurred $76,000 of interest costs under the Safeguard revolving line of credit in 1997.

     In April 1997, the Company made non-recourse, non-interest bearing loans to certain officers of the Company in the aggregate amount of $500,000 and repurchased from these officers a total of 86,018 shares of the Company's common stock for a purchase price of $500,000. The stock was acquired at its current market price as reflected by the average of the day's best bid and asked prices. The stock is held in treasury. The loans are secured by shares of the Company's common stock and mature at the end of three years or termination of employment, whichever occurs first.

                       TANGRAM ENTERPRISE SOLUTIONS, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5.  SUBSEQUENT EVENT

     In July 1997, the Company entered into a sale-leaseback agreement. Under the arrangement, the Company will sell up to $1,000,000 of computer equipment and furniture and lease it back for a period of up to 48 months. In August, the Company sold computer equipment and furniture with a net book value of $689,000 for approximately $826,000 under the sale-leaseback agreement. The leaseback will be accounted for as an operating lease. The minimum monthly rental payment under this transaction is approximately $19,900. The gain to be recognized in this transaction will be deferred and amortized to income in proportion to rental expense over the term of the lease.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Tangram Enterprise Solutions, Inc. (the "Company") provides state-of-the-art enterprise-wide solutions, including asset tracking and electronic software distribution for large heterogeneous computing environments, encompassing mainframe, UNIX-based mini and LAN server platforms. Asset Insight(TM), an information technology asset tracking product launched in mid-1996, allows businesses to track changes in their information technology asset base (including hardware and software), forward plan technology requirements, optimize end-user productivity, and calculates the cost of software and hardware upgrades. AM:PM(R) is the Company's industry leading solution for automated software distribution, data distribution and collection, and remote resource management. AM:PM, along with expert consulting services, provides businesses with solutions to manage an enterprise's heterogeneous and remote information technology systems. The Company is a member of the Safeguard Scientifics, Inc. ("Safeguard") partnership of companies. Safeguard supports technology-driven growth companies with an emphasis on information system markets. Safeguard owns approximately 67% of the Company.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS

     The Company reported a net loss of $975,000, or $0.06 per share, on revenues of $3.2 million for the three month period ended June 30, 1997 as compared to net income of $479,000, or $0.03 per share on revenue of $3.5 million for the comparable period in 1996. These results reflect the Company's strategy to establish a leadership position in the asset tracking market. Accordingly, the Company has more than tripled its net investment in research and development and increased its investment in sales and marketing 34% during the three months ended June 30, 1997 when compared to the same period in 1996. For the six months ended June 30, 1997, the Company reported a net loss of $1.9 million, or $0.12 per share, on revenues of $5.8 million compared to net income of $146,000, or $0.01 per share (assuming full dilution), on revenue of $6.0 million for the comparable period in 1996. The net losses in 1997 when compared to 1996 are primarily as a result of the Company's substantial investment in promoting its Asset Insight product and the personnel increases to develop and support the Asset Insight rollout. The increased operating expenses and the resulting net losses reflect the substantial expenditures for research and development, the marketing campaign, staffing, and infrastructure development to support the Asset Insight product rollout. In cooperation with channel partners, the Company's marketing efforts to date have been directed towards defining the market and creating product awareness. The Company expects to continue devoting substantial resources to developing sales and to product research and development.

NET REVENUES

     Total net revenues for the three months ended June 30, 1997 decreased $249,000, or 7%, to $3.2 million from $3.5 million for the comparable period in 1996. For the six-month period ended June 30, 1997, total net revenues decreased $130,000, or 2%, to $5.8 million in 1997 from $6.0 million in 1996. The variability of the quarterly revenue is driven by significant events that impact the recognition of product and service revenues. Examples of such events include the timing of major enterprise-wide sales of the new Asset Insight product, "one-time" payment from existing customers for license expansion rights (required to install on a larger or an additional computer base), completion and customer acceptance of significant implementation roll outs and the related revenue recognition.

     Product revenues include Asset Insight sales; AM:PM and related product revenue; and traditional mainframe product sales of Arbiter and gateways including product upgrades and add-ons. For the three and six months ended June 30, 1997, product revenues decreased to $1.6 million and $2.7 million, respectively, from $2.4 million and $3.6 million, respectively, for the same period in 1996. The 1996 revenues reflect a $1.7 million combined sale of Asset Insight and AM:PM to a single customer in June 1996. Revenues for the six months ended June 30, 1996 include LAN product revenues of $292,000. The LAN product division was sold by the Company in March 1996.

     Service revenues include software and hardware maintenance contracts, implementation services, and training and support services not otherwise covered under maintenance agreements. Service revenues for the quarter increased by 52% to $1.6 million in 1997 from $1.0 million in 1996, due principally to higher revenues from implementation services of $213,000 and increased maintenance fees of $334,000. For the six months ended June 30, 1997 and 1996, respectively, service revenues increased 30% to 3.1 million from $2.4 million for the reasons stated above.

COST OF REVENUES

     Cost of revenues includes costs principally related to the distribution of licensed software and hardware products and the amortization of capitalized software development costs. Cost of revenues also reflects the cost of the direct labor force, including the associated personnel, travel and subsistence, and occupancy costs incurred in connection with providing implementation and maintenance services. As a percentage of total net revenues, cost of revenues for the three and six months ended June 30, 1997 increased to 29% and 30%, respectively, from 26% and 28%, respectively, in 1996. These

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)




COST OF REVENUES

increases are due primarily to higher amortization of deferred development costs associated with the development of the Asset Insight product, which became generally available to customers in mid-1996.

SALES AND MARKETING EXPENSES

     With the introduction of Asset Insight, the Company converted from a direct sales channel to an indirect sales organization for the distribution of this product. By developing relationships with resellers, systems integrators and other third-party vendors that provide consulting and integration services and delivers products developed for this market, the Company seeks to acquire an early presence in the market, cover the expected demand for the product, manage the geographically dispersed nature of the target market, and build a large number of salespeople in the field. As such, sales and marketing expenses increased 34% to $1.6 million for the three months ended June 30, 1997 from $1.2 million for the comparable period in 1996. For the six months ended June 30, 1997 and 1996, sales and marketing expenses were $2.8 million and $2.2 million, respectively, representing a 25% increase in 1997. Selling and marketing expenses also increased as a percentage of net revenues for the three and six month periods to 49% and 48%, respectively, in 1997 from 34% and 37%, respectively, in 1996. These increases were primarily due to the Company's investment in sales and marketing staff; increased travel costs; and marketing related to the launching of the new Asset Insight product. The number of sales and marketing personnel has increased two-fold during the first six months of 1997 enabling the Company to develop an indirect sales network and to focus on defining the market for the new Asset Insight product. During the first six months of 1997, the Company has developed relationships with ten additional resellers for the marketing of Asset Insight. The Company expects to continue to expand its indirect sales and marketing force and to increase its product marketing expenditures.

GENERAL AND ADMINISTRATIVE EXPENSES

     For the three months ended June 30, 1997, general and administrative expenses increased to $858,000 from $680,000 for the same period in 1996. As a percentage of total net revenues, general and administrative expenses increased to 27% in 1997 from 20% in 1996. General and administrative expenses increased for the six months ended June 1997 to $1.7 million from $1.2 million for the comparable period in 1996. The general and administrative expenses as a percentage of net revenues for the six month period increased to 29% in 1997 from 21% in 1996. These increases are the result of increased expenses for payroll-related costs, facility and other expenses related to building the infrastructure to support the Asset Insight product rollout. In March 1997, the Company relocated and increased its leased headquarters' square footage from 23,000 square feet to 49,600 square feet to accommodate the company-wide staffing increases. As of June 30, 1997 the general and administrative staffing level had increased to 22 personnel, an increase of 6 employees from the beginning of the year. The Company expects the current administrative staffing level to be sufficient for the remainder of the year.

RESEARCH AND DEVELOPMENT

     Gross research and development costs increased 72% to $1.3 million from $753,000 for the three months ended June 30, 1997 and 1996, respectively. Comparing the six months ended June 30, 1997 and 1996; gross research and development costs increased 63% to $2.3 million from $1.4 million, respectively. Gross research and development costs for the three months and six months ended June 30 increased as a percentage of net revenues to 40% and 39%, respectively, in 1997 from 22% and 23%, respectively, in 1996. These increases reflect a 37% increase in the number of personnel during the first six months of 1997 and the related higher staffing costs associated with the Company's continuing commitment to developing enhancements and improvements of the new Asset Insight product and its other product lines.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESEARCH AND DEVELOPMENT

     Net research and development expenses increased to $794,000 in the three months ended June 30, 1997 from $264,000 for the same period in 1996. Net research and development expenses for the six months ended June 30, 1997 and 1996 increased to $1.4 million from $656,000,respectively. The increases are due primarily to higher staffing costs and lower deferral of development costs. As a percentage of gross research and development expenditures, deferred development costs for the three and six months ended June 30, 1997 were 39% and 36%, respectively, as compared to 53% and 65%, respectively, in 1996. The Company will continue to commit substantial resources to research and development efforts in the future.

PROVISION FOR INCOME TAXES

     There was no provision for income taxes in 1997 and 1996 as a result of losses reported in 1997 and the net operating loss carryforwards available for 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations through borrowings and cash flow from operations. At June 30, 1997, the Company had cash of $264,000 and a working capital deficit in the amount of $686,000 compared to a deficit of $855,000 at December 31, 1996. To fund the Company's growth plan, the Company has arranged a $6 million unsecured revolving line of credit with Safeguard. The amount of this line of credit was increased from $1 million to $5 million in April 1997 and increased to $6 million in July 1997 to finance the cost of rolling out the new Asset Insight product. Terms of the line of credit require monthly interest payments at the prime rate plus 1%. Principal is due thirteen months after date of demand by Safeguard or earlier in the case of a sale of substantially all of the assets of the Company, a business combination or upon the closing of a sale of a debt or equity offering. Due in part to the sale-leaseback agreement discussed below, as of August 8, 1997, borrowings under the Safeguard line of credit have been reduced to $3.1 million.

     In July 1997, the Company entered into a sale-leaseback agreement. Under the arrangement, the Company will sell up to $1,000,000 of computer equipment and furniture and lease it back for a period of up to 48 months. In August, the Company sold computer equipment and furniture with a net book value of $689,000 for approximately $826,000 under the sale-leaseback agreement. The leaseback will be accounted for as an operating lease. The minimum monthly rental payment under this transaction is approximately $19,900. The gain to be recognized in this transaction will be deferred and amortized to income in proportion to rental expense over the term of the lease.

     At June 30, 1997, notes payable included a promissory note with an outstanding balance of $112,500. Principal and interest payments are due monthly with interest at 6%. The note matures in March 1998. In addition, the Company has a loan with a bank with an outstanding balance of $108,000 at June 30, 1997. Interest and principal payments are due monthly with interest at the prime rate plus 1/4%. The loan is collateralized by certain assets of the Company and matures in November 1997.

     Net cash used in operating activities was $480,000 for the six months ended June 30, 1997 primarily as a result of the reported net loss. Net cash used in investing activities was $2.1 million for the six months ended June 30, 1997. The primary use of these funds included $816,000 for deferred software costs and $812,000 for the purchase of furniture, equipment, and leasehold improvements for the additional staff hired to support the anticipated growth of the business. The

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES


Company also made non-recourse; non-interest-bearing loans to certain officers of the Company in the aggregate amount of $500,000. Net cash provided by financing activities reflects $3.3 million of borrowings under the Safeguard line of credit and proceeds from exercising of stock options of $82,000 offset by payments of $136,000 towards debt principal repayment and $500,000 for the repurchase of 86,018 shares of common stock from officers as described below.

     In April 1997, the Company made non-recourse, non-interest-bearing loans to certain officers of the Company in the aggregate amount of $500,000 and repurchased from these officers a total of 86,018 shares of the Company's common stock for a purchase price of $500,000. The stock was acquired at its current market price as reflected by the average of the day's best bid and asked prices. The loans are secured by shares of the Company's common stock and mature at the end of three years or termination of employment, whichever occurs first. The loans and stock buyback were made for the purpose of assisting the aforementioned officers in satisfying their 1996 tax obligation arising from the exercise of stock options in 1996. The Company and the officers are in the process of finalizing the documentation evidencing the terms and conditions of the loan and stock repurchase transaction.

     In the past, the Company has generated cash from operating activities to fund development and finance activities despite its net losses due to significant levels of depreciation and amortization. However, cash requirements are forecasted to continue to increase through 1997 due to the planned expenditures for the launching, marketing and the increase staffing required to enhance, support and market the Asset Insight product. As stated above, Safeguard has agreed to assist the Company's launching of the Asset Insight product by providing a $6 million line of credit to fund cash requirements, of which $2.9 million is available for future borrowings as of August 8, 1997. The Company can also borrow up to $1.0 million under a sale-leaseback agreement of its furniture and equipment, of which $174,000 is available for future borrowings as of August 8, 1997. However, the Company anticipates that these credit facilities may not be adequate to meet the new product rollout expenses. As a result, the Company is pursuing other sources of funds including, but not limited to, debt or equity financing. However, the Company has no present understanding, commitment, or agreement with respect to any such transaction. Accordingly, there can be no assurance that the Company will have access to adequate debt or equity financing or that, if available, it will be under terms and conditions satisfactory to the Company.

PART II - OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 21, 1997, the Annual Meeting of Shareholders of the Company was held at which the following matters were submitted to and the requisite number of shares of Common Stock of the Company were voted on by the stockholders, with the results set forth below:


a) The following persons were elected to the Board of Directors to serve as directors until the next annual meeting of shareholders in 1998 and until their respective successors are duly elected and qualified. Each person received the number of votes set forth next to their names below:


                       PROPOSAL I - ELECTION OF DIRECTORS

                                            FOR       WITHHELD

                  W. Christopher Jesse   13,980,236    18,305
                  Steven F. Kuekes       13,980,236    18,305
                  John F. Owens          13,980,236    18,305
                  Charles A. Root        13,980,236    18,305
                  Carl G. Sempier        13,980,204    18,337
                  Harry Wallaesa         13,978,236    20,305
                  Carl Wilson            13,980,236    18,305


         PROPOSAL II - PROPOSAL TO ADOPT THE COMPANY'S 1997 EQUITY COMPENSATION PLAN

b) The shareholders approved and adopted the Tangram Enterprise Solutions, Inc. 1997 Equity Compensation Plan (the "1997 Plan") and as a result of the adoption of the 1997 Plan, the Board authorized an aggregate of up to 2,000,000 shares of authorized, unissued shares of Common Stock of the Company, $0.01 par value be reserved for issuance. The votes cast for and against and the number of abstentions are set forth below:

                                             FOR       AGAINST     ABSTAINING
              Votes to Approve the 1997
              Equity Compensation Plan    12,193,782   35,590        31,746

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a)        Exhibits

          Exhibit
          Number           Exhibit Description

          4.1*             The Company's 1997 Equity Compensation Plan

          10.1 First Amended Revolving Note dated April 2, 1997, between the Company and Safeguard Scientifics, Inc.
                           (1)

          27*              Financial Data Schedule

         *        Filed herewith.

         (1) Incorporated by reference from Registrant's Form 10-Q for the quarter ended March 31, 1997 dated May 13, 1997 and made a part hereof by such reference.

b)       Reports on Form 8-K

         No reports on Form 8-K have been filed by the Registrant during the quarter ended June 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TANGRAM ENTERPRISE SOLUTIONS, INC.



DATE     AUGUST 13, 1997       /s/ John N. Nelli
         --------------       -----------------
                              John N. Nelli
                              Chief Financial Officer and Senior Vice President
                              (Principal Financial Officer)

                              /s/ Diane K. Murdock
                              --------------------
                              Diane K. Murdock
                              Chief Accounting Officer
                              (Principal Accounting Officer)

                                  EXHIBIT INDEX

     Except as indicated by footnote, all of the following exhibits were filed with the Company's Current Report on Form 10-Q, dated June 30, 1997. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

          Exhibit
          Number           Exhibit Description

          4.1*             The Company's 1997 Equity Compensation Plan

          10.1 First Amended Revolving Note dated April 2, 1997, between the Company and Safeguard Scientifics, Inc.
                           (1)

          27*              Financial Data Schedule

         *        Filed herewith.

         (1) Incorporated by reference from Registrant's Form 10-Q for the quarter ended March 31, 1997 dated May 13, 1997 and made a part hereof by such reference.