Form 10-Q
period 1997-09-30
TANGRAM ENTERPRISE SOLUTIONS INC
filed 1997-11-13
CIK 804121

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR
      15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

  |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR
      15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                       (919) 653-6000 http://www.tesi.com
              (Registrant's Telephone Number, Including Area Code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

      The number of outstanding shares of Common Stock, $0.01 par value per share, as of October 31, 1997 was 15,652,779.

                       TANGRAM ENTERPRISE SOLUTIONS, INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements:

      Balance Sheets - September 30, 1997 (Unaudited) and
        December 31, 1996 .................................................3

      Statements of Operations - Three Months Ended
        September 30, 1997 and 1996 (Unaudited) ...........................4

      Statements of Operations - Nine Months Ended
        September 30, 1997 and 1996 (Unaudited) ...........................5

      Statements of Cash Flows - Nine Months Ended
        September 30, 1997 and 1996 (Unaudited) ...........................6

      Notes to the Financial Statements ...................................7

Item 2 - Management's Discussion and Analysis of Financial Condition
              and Results of Operations ...................................9

                           PART II. OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K ................................14

Signatures ...............................................................15

                       Tangram Enterprise Solutions, Inc.

                                 Balance Sheets
                    (in thousands, except per share amounts)

                                                    September 30    December 31
                                                        1997           1996
                                                    ----------------------------
Assets                                              (unaudited)
Current assets:
   Cash and cash equivalents                          $    196       $    176
   Accounts receivable, net of allowance of
     $229 and $244 in 1997 and 1996                      4,143          2,991
   Other                                                   285            267
                                                    ----------------------------
     Total current assets                                4,624          3,434

Property and equipment:
   Computer equipment and software                         558            595
   Office equipment and furniture                          127             83
   Leasehold improvements                                   91             15
                                                    ----------------------------
                                                           776            693
   Less accumulated depreciation and amortization          347            205
                                                    ----------------------------
     Total property and equipment                          429            488

Other assets:
   Notes receivable - officers                           1,284            784
   Deferred software costs, net                          3,071          3,022
   Costs in excess of net assets of business
     acquired, net                                       4,576          5,145
   Other                                                    50             73
                                                    ----------------------------
     Total assets                                     $ 14,034       $ 12,946
                                                    ============================

Liabilities and shareholders' equity
Current liabilities:
   Notes payable                                      $    147       $    356
   Accounts payable                                        836            590
   Accrued expenses                                      1,147            723
   Deferred revenue                                      2,647          2,620
                                                    ----------------------------
     Total current liabilities                           4,777          4,289

Long-term debt - shareholder                             3,580            400

Other liabilities                                          414             --

Shareholders' equity
   Common stock, par value $0.01, authorized
     48,000,000 shares, 15,738,497 and 15,665,363
     issued in 1997 and 1996                               157            157
   Additional paid-in capital                           44,674         44,729
   Accumulated deficit                                 (39,068)       (36,427)
   Treasury stock, at cost, 86,018 shares and
     32,311 shares in 1997 and 1996                       (500)          (202)
                                                    ----------------------------
     Total shareholders' equity                          5,263          8,257
                                                    ----------------------------
     Total liabilities and shareholders' equity       $ 14,034       $ 12,946
                                                    ============================


See accompanying notes.

                       Tangram Enterprise Solutions, Inc.

                            Statements of Operations
                    (in thousands, except per share amounts)

                                               Three months ended September 30
                                                  1997                1996
                                              ----------------------------------
                                                        (unaudited)
Net revenues:
   Product                                    $  2,439             $  1,060
   Services                                      1,369                1,374
                                              ----------------------------------
Total net revenues                               3,808                2,434
 Cost of revenues                                  911                  903
                                              ----------------------------------

 Gross profit                                    2,897                1,531

Operating expenses:
   Sales and marketing                           1,756                  798
   General and administrative                      839                  654
   Research and development                        978                  370
                                              ----------------------------------
Total operating expenses                         3,573                1,822
                                              ----------------------------------

Loss from operations                              (676)                (291)

Other (expense) income                             (64)                  17
                                              ----------------------------------

Loss before income taxes                          (740)                (274)
Provision for income taxes                          --                   --
                                              ----------------------------------

Net loss                                      $   (740)            $   (274)
                                              ==================================

Loss per common share                         $  (0.05)            $  (0.02)
                                              ==================================

Weighted average number of common
  shares outstanding                            15,623               14,705
                                              ==================================


See accompanying notes

                       Tangram Enterprise Solutions, Inc.

                            Statements of Operations
                    (in thousands, except per share amounts)

                                                Nine months ended September 30
                                                  1997                  1996
                                               ---------------------------------
                                                          (unaudited)
Net revenues:
   Product                                     $  5,165                $  4,367
   Services                                       4,467                   4,021
                                               ---------------------------------
Total net revenues                                9,632                   8,388
 Cost of revenues                                 2,681                   2,597
                                               ---------------------------------

 Gross profit                                     6,951                   5,791

Operating expenses:
   Sales and marketing                            4,551                   3,027
   General and administrative                     2,504                   1,895
   Research and development                       2,421                   1,026
                                               ---------------------------------
Total operating expenses                          9,476                   5,948
                                               ---------------------------------

Loss from operations                             (2,525)                   (157)

Other (expense) income                             (116)                     29
                                               ---------------------------------

Loss before income taxes                         (2,641)                   (128)
Provision for income taxes                           --                      --
                                               ---------------------------------

Net loss                                       $ (2,641)               $   (128)
                                               =================================

Loss per common share                          $  (0.17)               $  (0.01)
                                               =================================

Weighted average number of common
  shares outstanding                             15,620                  14,634
                                               =================================


See accompanying notes

                       Tangram Enterprise Solutions, Inc.

                            Statements of Cash Flows
                                 (in thousands)

                                                             Nine months ended September 30
                                                               1997                 1996
                                                             ------------------------------
                                                                      (unaudited)
Operating activities
  Net loss                                                   $(2,641)             $  (128)
  Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
      Depreciation                                               279                  188
      Amortization                                             1,705                1,420
      Other                                                      283                   --
      Cash provided by changes in working capital items:
        Accounts receivable                                   (1,152)               1,017
        Other current assets                                     (18)                 (59)
        Accounts payable                                         246                  (69)
        Accrued expenses                                         424                  234
        Deferred revenue                                          27                 (219)
                                                             ------------------------------
Net cash (used in) provided by operating activities              (847)               2,384

Investing activities
  Deferred software costs                                     (1,191)              (1,210)
  Expenditures for property and equipment                       (909)                (369)
  Sale-leaseback of equipment and furniture                     826                   --
  Increase in notes receivables-officers                        (500)                  --
  Increase (decrease) in other assets                             23                   (5)
  Repayment of liabilities in connection with sale of
    Knozall Systems                                               --                 (213)
                                                             ------------------------------
Net cash used in investing activities                          (1,751)              (1,797)

Financing activities
  Net borrowings from shareholder                              3,180                   --
  Net repayments on notes payable                               (209)                (219)
  Acquisition of treasury stock                                 (500)                  --
  Proceeds from exercise of stock options                        147                  104
                                                             ------------------------------
Net cash provided by (used in) financing activities            2,618                 (115)
                                                             ------------------------------

Net increase in cash                                              20                  472
Cash and cash equivalents, beginning of period                   176                   92
                                                             ------------------------------
Cash and cash equivalents, end of period                     $   196              $   564
                                                             ==============================

Supplemental disclosure of cash flow  information
Cash paid during the period for interest                     $   182              $    48
                                                             ==============================
Cash paid during the period for income taxes                 $    --              $    --
                                                             ==============================


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

Impact of Recently Issued Accounting Standards

      In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 128, "Earnings per Share" ("SFAS 128"). This pronouncement supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share" ("APB 15"), and specifies the computation, presentation and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. SFAS 128 replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. The calculations of EPS under APB 15 and SFAS 128 for the three and nine months ended September 30, 1997 were the same.

      Also during 1997, The FASB issued pronouncements relating to the presentation and disclosure of information related to the Company's capital structure, comprehensive income and segment data. The Company is required to adopt the provisions of these pronouncements, if applicable, for the fiscal years beginning after December 15, 1997. The adoption of these pronouncements will not have an impact on the Company's financial position and results of operation but may change the presentation of certain of the Company's financial statements and related notes and data thereto.

      In October 1997, the Accounting Standards Executive Committee issued a statement of position on software revenue recognition ("SOP 97-2") that supercedes SOP 91-1. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company has reviewed the statement of position and believes its adoption will not have a material effect on the Company's financial position or results of operations.

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

                       TANGRAM ENTERPRISE SOLUTIONS, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)

Note 2.  Research and Development Costs (continued)

Research and development costs are comprised of the following as of September 30 (in thousands):

                                                     1997           1996
                                                 -------------------------

Research and development costs                   $    3,612      $   2,236
Less - capitalized software development costs        (1,191)        (1,210)
                                                 -------------------------
Research and development costs, net              $    2,421      $   1,026
                                                 =========================

      Included in cost of revenues is amortization of software development costs of $1.1 million and $840,000 in 1997 and 1996, respectively.

Note 3.  Long-term Debt - Shareholder

      The Company has a $6 million unsecured revolving line of credit with Safeguard Scientifics, Inc. ("Safeguard"), a majority shareholder of the Company, holding approximately 67% of the Company's outstanding shares. The amount of this line of credit was increased from $1 million to $5 million in April 1997 and to $6 million in July 1997 to finance the cost of introducing and marketing the new Asset Insight product. Terms of the line of credit require monthly interest payments at the prime rate plus 1%. Principal is due thirteen months after date of demand by Safeguard or earlier in the case of a sale of substantially all of the assets of the Company, a business combination or upon the closing of a debt or equity offering. As of November 12, 1997, borrowings under the Safeguard line of credit are $2.5 million.

Note 4.  Lease

      In July 1997, the Company entered into a sale-leaseback agreement. Under the arrangement, the Company will sell up to $1,000,000 of computer equipment and furniture and lease it back for a period of up to 48 months. In August, the Company sold computer equipment and furniture with a net book value of $689,000 for approximately $826,000 under the sale-leaseback agreement. The leaseback has been accounted for as an operating lease. The minimum monthly rental payment under this transaction is approximately $19,900. The gain recognized in this transaction has been deferred and will be amortized to income in proportion to rental expense over the term of the lease.

Note 5.  Related Party Transactions

      During the nine months ended September 30, 1997 and 1996, the Company has incurred administrative service fees to Safeguard totaling approximately $185,000 and $188,000, respectively. The Company also incurred $163,000 and $3,000 of interest costs in 1997 and 1996, respectively, under the Safeguard revolving line of credit.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Tangram Enterprise Solutions, Inc. (the "Company") provides state-of-the-art enterprise-wide solutions, including asset tracking and electronic software distribution for large heterogeneous computing environments, encompassing mainframe, UNIX-based mini and LAN server platforms. Asset Insight(TM), an information technology asset tracking product launched in mid-1996, allows businesses to track changes in their information technology asset base (including hardware and software), forward plan technology requirements, optimize end-user productivity, and calculates the cost of software and hardware upgrades. AM:PM(R) is the Company's automated software distribution solution for data distribution, data collection, and remote resource management. AM:PM, along with expert consulting services, provides businesses with solutions to manage an enterprise's heterogeneous and remote information technology systems. The Company is a member of the Safeguard Scientifics, Inc. ("Safeguard") partnership of companies. Safeguard supports technology-driven growth companies with an emphasis on information system markets. Safeguard owns approximately 67% of the Company.

      The Company believes that businesses are moving toward an enterprise-wide computing environment where more desktop personal computers will be interconnected into large local-area and wide-area networks, as well as the Internet, and administered by corporate MIS departments. The Company believes that the continued expansion of heterogeneous computer networks and current downsizing and rightsizing trends are forcing businesses to seek automated solutions for tracking and managing their enterprise-wide information technology ("IT") assets. The Company believes this trend will continue and that Asset Insight will enable the Company to attain a leading position in the asset tracking market. While the Company expects the market's shift toward enterprise and Internet products to continue, there can be no assurance that the Company's Asset Insight products will be successful or will gain customer acceptance.

      The Company has historically experienced a certain degree of variability in its quarterly revenue and earnings patterns. This variability is typically driven by significant events that impact the recognition of product and implementation service revenues. Examples of such events include the timing of major enterprise-wide sales of the new Asset Insight product, "one-time" payment from existing customers for license expansion rights (required to install on a larger or an additional computer base), completion and customer acceptance of significant implementation rollouts and the related revenue recognition. Fluctuations in the timing and amounts of additional sales and marketing and general and administrative expenses may also cause profitability to fluctuate from one quarter to another. Also, during a significant product launching, such as the Asset Insight product, increase in sales and marketing and general and administrative expenses will occur prior to the realization of incremental revenues.

      Since early 1996, the Company has refocused its business on the asset tracking market and the launch of its Asset Insight product. The results of the Company hereafter, and the forward-looking statements contained in the following discussion, are therefore subject to various risks and uncertainties relating to the development of the asset tracking business, which may cause the Company's actual results to differ materially from the results contemplated. Such uncertainties include the ability of the Company to sell its new Asset Insight product to major accounts with full enterprise-wide deployment, the reliability of the Asset Insight product to work in major corporate enterprises, the possibility of the introduction of superior competitive products, the length of time required for the Company to realize sufficient revenue from sales of the product through the reseller sales channel, the ability of the Company to absorb the increase in sales and marketing expenses and other operational expenses of launching the Asset Insight product, the length of time required to develop a sustainable stream of revenue from the sale of the Asset Insight product, the ability to recruit key technical, sales and marketing personnel and the ability of the Company to secure adequate financing on reasonable terms or at all.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

      Net revenues for the three month period ended September 30, 1997 grew 56% to $3.8 million, compared with revenues of $2.4 million for the comparable period in 1996. The revenue increase was driven by a 130% increase in product revenues over the comparable 1996 quarter. The Company recorded a net loss of $740,000, or $0.05 per share, for the third quarter of 1997 as compared to a net loss of $274,000, or $0.02 per share, for the same period in 1996. Net revenues for the nine months ended September 30, 1997 were $9.6 million, a 15% increase over revenues of $8.4 million for the nine months ended September 30, 1996. For the nine months ended September 30, 1997, the Company recorded a net loss of $2.6 million, or $0.17 per share, as compared to a net loss of $128,000, or $0.01 per share, for the comparable period in 1996. The revenue growth is the result of the Company's substantial expenditures towards market awareness and channel establishment for Asset Insight. During the third quarter, the Company received two major contracts for the purchase of its Asset Insight product that accounted for 34% and 13% of net revenues for the three and nine months ended September 30, 1997, respectively. While the Company has seen growth in the number and size of proposals including asset insight, presented by its channel partners, it is uncertain whether such proposals will result in sales or that the Company can expect future quarterly results to benefit from large contract awards. The increased operating expenses and the resulting net losses reflect the substantial expenditures for research and development, the marketing campaign, staffing, and infrastructure development to support the Asset Insight product rollout. In cooperation with channel partners, the Company's marketing efforts to date have been directed towards defining the market and creating product awareness. The Company expects to continue devoting substantial resources to developing sales and to product research and development.

Net Revenues

      Product revenues include Asset Insight sales; AM:PM and related product revenue; and traditional mainframe product sales of Arbiter and gateways including product upgrades and add-ons. For the three and nine months ended September 30, 1997, product revenues increased to $2.4 million and $5.2 million, respectively, from $1.1 million and $4.4 million, respectively, for the same periods in 1996. Historically, the variability of the quarterly revenue is driven by significant events that impact the recognition of product and service revenues. Examples of such events include the timing of major enterprise-wide sales of the Asset Insight product, "one-time" payment from existing customers for license expansion rights (required to install on a larger or an additional computer base), completion and customer acceptance of significant implementation roll outs and the related revenue recognition. As mentioned above, the Company received two major contracts for the purchase of its Asset Insight product during the quarter, which represented 53% of the quarterly product revenues and 25% of the nine months product revenues. In comparison, in June 1996 the Company had a $1.7 million combined sale of Asset Insight and AM:PM to a single customer, which comprised 38% of product revenues for the nine months ended September 30, 1996.

      Service revenues include software and hardware maintenance contracts, implementation services, and training and support services not otherwise covered under maintenance agreements. Service revenues were $1.4 million for both of the three month periods ended September 30, 1997 and 1996. For the nine months ended September 30, 1997 and 1996, respectively, service revenues increased 11% to 4.5 million from $4.0 million. The increase is related primarily to an increase in maintenance revenues. For the nine months ended September 30, 1997 and 1996, maintenance revenues accounted for 87% and 89%, respectively, of total service revenues.

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

Cost of Revenues (continued)

implementation and maintenance services. Cost of revenues for the three and nine months ended September 30, 1997 increased 1% and 3%, respectively, compared to the same periods in 1996. A significant component of cost of revenues is attributable to the amortization of deferred development cost, which is fixed in nature. Therefore, as a result of higher revenues in 1997, cost of revenues as a percentage of total net revenues decreased to 24% and 28% for the three and nine months ended September 30, 1997, respectively, from 37% and 31%, respectively, in 1996. The overall increases in cost of revenues are due to higher amortization of deferred development costs, primarily associated with the development of the Asset Insight product, which became generally available to customers in mid-1996. These increases were offset by a decrease in expenses associated with implementation services.

Sales and Marketing Expenses

      With the introduction of Asset Insight, the Company converted from a direct sales channel to an indirect sales organization for the distribution of this product. By developing relationships with resellers, systems integrators and other third-party vendors that provide consulting and integration services and deliver products developed for this market, the Company seeks to acquire an early presence in the market, cover the expected demand for the product, manage the geographically dispersed nature of the target market, and build a large number of salespeople in the field. As such, sales and marketing expenses increased 120% to $1.8 million for the three months ended September 30, 1997 from $798,000 for the comparable period in 1996. For the nine months ended September 30, 1997 and 1996, sales and marketing expenses were $4.6 million and $3.0 million, respectively, representing a 50% increase in 1997. Selling and marketing expenses also increased as a percentage of net revenues for the three and nine month periods to 46% and 47%, respectively, in 1997 from 33% and 36%, respectively, in 1996. These increases were primarily due to the Company's investment in sales and marketing staff, increased travel costs, and marketing related to the launching of the Asset Insight product. The number of sales and marketing personnel has increased two-fold during the first nine months of 1997 enabling the Company to develop an indirect sales network and to focus on defining the market for the Asset Insight product. During the first nine months of 1997, the Company has developed relationships with fifteen additional resellers for the marketing of Asset Insight. The Company expects to continue to expand its indirect sales and marketing force and to continue its product marketing expenditures.

General and Administrative Expenses

      For the three months ended September 30, 1997, general and administrative expenses increased 28% to $839,000 from $654,000 for the same period in 1996. As a percentage of total net revenues, general and administrative expenses decreased to 22% in 1997 from 27% in 1996, primarily as a result of the higher revenue base in 1997. General and administrative expenses increased for the nine months ended September 1997 to $2.5 million, or 32%, from $1.9 million for the comparable period in 1996. The general and administrative expenses as a percentage of net revenues for the nine month period increased to 26% in 1997 from 23% in 1996. These increases are the result of increased expenses for payroll-related costs, facility and other expenses related to building the infrastructure to support the Asset Insight product rollout. In March 1997, the Company relocated and increased its leased headquarters' square footage from 23,000 square feet to 49,600 square feet to accommodate the company-wide staffing increases. The Company expects the current administrative staffing level to be sufficient for the remainder of the year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Research and Development

      Associated with the Company's continuing commitment to developing enhancements and improvements of the Asset Insight product and its other product lines, the Company has experienced a 34% increase in the number of research and development personnel during the first nine months of 1997. As such, gross expenditures for research and development increased 59% to $1.3 million from $850,000 for the three months ended September 30, 1997 and 1996, respectively. As a percentage of net revenues, gross research and development costs were 35% for both of the three month periods ended September 30, 1997 and 1996. Comparing the nine months ended September 30, 1997 and 1996, gross expenditures for research and development increased 62% to $3.6 million from $2.2 million, respectively. For the nine months ended September 30, 1997, gross research and development costs as a percentage of net revenues increased to 37% in 1997 from 27% in 1996.

      Net research and development expenses increased to $978,000 in the three months ended September 30, 1997 from $370,000 for the same period in 1996. Net research and development expenses for the nine months ended September 30, 1997 increased to $2.4 million from $1.0 million in 1996. The increases are due primarily to higher staffing costs and lower deferral of development costs. As a percentage of gross research and development expenditures, deferred development costs for the three and nine months ended September 30, 1997 were 28% and 33%, respectively, as compared to 57% and 54%, respectively, in 1996. The Company will continue to commit substantial resources to research and development efforts in the future.

Provision for Income Taxes

      There was no provision for income taxes in 1997 and 1996 as a result of losses reported.

Liquidity and Capital Resources

      The Company has funded its operations through borrowings and cash generated from operations. At September 30, 1997, the Company had cash of $196,000 and a working capital deficit in the amount of $153,000 compared to a deficit of $855,000 at December 31, 1996. To fund the Company's growth plan, the Company has arranged a $6 million unsecured revolving line of credit with Safeguard. Terms of the line of credit require monthly interest payments at the prime rate plus 1%. Principal is due thirteen months after date of demand by Safeguard or earlier in the case of a sale of substantially all of the assets of the Company, a business combination or upon the closing of a sale of a debt or equity offering. As of November 12, 1997, borrowings under the Safeguard line of credit are $2.5 million.

      In July 1997, the Company entered into a sale-leaseback agreement. Under the arrangement, the Company will sell up to $1,000,000 of computer equipment and furniture and lease it back for a period of up to 48 months. In August, the Company sold computer equipment and furniture with a net book value of $689,000 for approximately $826,000 under the sale-leaseback agreement. The leaseback has been accounted for as an operating lease. The minimum monthly rental payment under this transaction is approximately $19,900. The gain recognized in this transaction has been deferred and is being amortized to income in proportion to rental expense over the term of the lease.

      Net cash used in operating activities was $847,000 for the nine months ended September 30, 1997 primarily as a result of the reported net loss and the increase in accounts receivable as the result of two large sales in the last month of the quarter. Net cash used in investing activities was $1.8 million for the nine months ended September 30, 1997. The primary use of these funds included $1.2 million for deferred software costs and $909,000 for the purchase of furniture, equipment, and leasehold improvements for the additional staff hired to support the anticipated growth of the business, offset by $826,000 received under the sale-leaseback agreement described above. The Company also made non-recourse, non-interest-bearing loans to certain officers of the Company in the aggregate amount of $500,000. Net cash provided by financing activities

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

reflects $3.2 million of borrowings under the Safeguard line of credit and proceeds from exercising of stock options of $147,000 offset by payments of $209,000 towards debt principal repayment and $500,000 for the repurchase of 86,018 shares of common stock from officers as described below.

      In April 1997, the Company made non-recourse, non-interest-bearing loans to certain officers of the Company in the aggregate amount of $500,000,as noted above, and repurchased from these officers a total of 86,018 shares of the Company's common stock for a purchase price of $500,000. The stock was acquired at its current market price as reflected by the average of the day's best bid and asked prices. The loans are secured by shares of the Company's common stock and mature at the end of three years or termination of employment, whichever occurs first. The loans and stock buyback were made for the purpose of assisting the aforementioned officers in satisfying their 1996 tax obligation arising from the exercise of stock options in 1996. The Company and the officers are in the process of finalizing the documentation evidencing the terms and conditions of the loan and stock repurchase transaction.

      In the past, the Company has generated cash from operating activities to fund development and finance activities despite its net losses due to significant levels of depreciation and amortization. However, cash requirements are forecasted to continue to increase through 1997 due to the planned expenditures for the launching, marketing and the increase staffing required to enhance, support and market the Asset Insight product. As stated above, Safeguard has agreed to assist the Company's launching of the Asset Insight product by providing a $6 million line of credit to fund cash requirements, of which $3.5 million is available for future borrowings as of November 12, 1997. The Company can also borrow up to $1.0 million under a sale-leaseback agreement of its furniture and equipment, of which $174,000 is available for future borrowings as of November 12, 1997. However, the Company anticipates that these credit facilities may not be adequate to meet the new product rollout expenses. Although operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, the Company anticipates that its operating and investing activities may use cash. Consequently, any such future growth may require the Company to obtain additional equity or debt financing. However, the Company has no present understanding, commitment, or agreement with respect to any such transaction. Accordingly, there can be no assurance that the Company will have access to adequate debt or equity financing or that, if available, it will be under terms and conditions satisfactory to the Company or which may not be dilutive.

PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K

a)    Exhibits

      Exhibit
      Number      Exhibit Description
      ------      -------------------

      10.1* Second Amended Revolving Note dated September 11, 1997, between the Company and Safeguard Scientifics, Inc.

      10.2* Master Lease Agreement and Addendum No. 1 dated July 23, 1997, between the Company and Triangle Technology Leasing.

      10.3* Guaranty dated July 25, 1997, between Safeguard Scientifics, Inc. and Triangle Technology Leasing.

      27*         Financial Data Schedule

      *     Filed herewith.

b)    Reports on Form 8-K

      No reports on Form 8-K have been filed by the Registrant during the quarter ended September 30, 1997.

                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Tangram Enterprise Solutions, Inc.



Date November 13, 1997                 /s/ John N. Nelli
                                       -----------------------------------------
                                       John N. Nelli
                                       Chief Financial Officer and Senior Vice
                                       President (Principal Financial Officer)


                                       /s/ Diane K. Murdock
                                       -----------------------------------------
                                       Diane K. Murdock
                                       Chief Accounting Officer
                                       (Principal Accounting Officer)

                                  EXHIBIT INDEX

      The following exhibits were filed with the Company's Current Report on Form 10-Q, dated September 30, 1997.

      Exhibit
      Number      Exhibit Description
      ------      -------------------

      10.1 Second Amended Revolving Note dated September 11, 1997, between the Company and Safeguard Scientifics, Inc.

      10.2 Master Lease Agreement and Addendum No. 1 dated July 23, 1997, between the Company and Triangle Technology Leasing.

      10.3 Guaranty dated July 25, 1997, between Safeguard Scientifics, Inc. and Triangle Technology Leasing.

      27          Financial Data Schedule