Form 10-K405
period 1997-12-31
TANGRAM ENTERPRISE SOLUTIONS INC
filed 1998-04-08
CIK 804121

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

                         Commission File Number 0-15454

                       TANGRAM ENTERPRISE SOLUTIONS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

         Pennsylvania                                    23-2214726
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

                        11000 Regency Parkway, Suite 401
                                 Cary, NC 27511
               (Address of Principal Executive Offices) (Zip Code)

                                 (919) 653-6000
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $0.01 par value
                                (Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

     The aggregate market value of shares of common stock held by non-affiliates on March 23, 1998 (as reported on The Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the symbol TESI) was approximately $22,442,928.

     As of March 23, 1998, there were 15,721,999 shares of the Company's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement relating to its scheduled 1998 Annual Shareholders Meeting are incorporated by reference in Part III, Items 10, 11, 12 and 13 of this report.

                       Tangram Enterprise Solutions, Inc.
                               Index to Form 10-K
                   For the Fiscal Year Ended December 31, 1997

                                     PART I

                                                                            Page
                                                                            ----
Item 1   - Business                                                            3

Item 2   - Properties                                                         11

Item 3   - Legal Proceedings                                                  11

Item 4   - Submission of Matters to a Vote of
             Security Holders                                                 11

         - Executive Officers of the Registrant                               12

                                     PART II

Item 5   - Market For Registrant's Common Equity
             and Related Stockholder Matters                                  13

Item 6   - Selected Financial Data                                            14

Item 7   - Management's Discussion and Analysis of
             Financial Condition and Results of Operations                    15

Item 7A  - Quantitative and Qualitative Disclosures about
             Market Risk                                                      22

Item 8   - Financial Statements and Supplementary
             Data                                                             22

Item 9   - Changes in and Disagreements With Accountants
             on Accounting and Financial Disclosure                           22

                                    PART III

Item 10  - Directors and Executive Officers of
             the Registrant                                                   23

Item 11  - Executive Compensation                                             23

Item 12  - Security Ownership of Certain Beneficial
             Owners and Management                                            23

Item 13  - Certain Relationships and Related Transactions                     23

                                     PART IV

Item 14  - Exhibits, Financial Statement Schedules, and Reports on Form 8-K   24

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

Background and Strategy

     The Company believes that businesses are moving toward an enterprise-wide computing environment where more desktop personal computers will be interconnected into large local-area and wide-area networks, as well as the Internet, and administered by corporate MIS departments. The Company believes that the continued expansion of heterogeneous computer networks and current downsizing and rightsizing trends are forcing businesses to seek automated solutions for tracking and managing their enterprise-wide information technology ("IT") assets. The Company believes this trend will continue and that its new product, Asset Insight(R), will enable the Company to attain a leading position in the asset tracking market.

     Since early 1996, the Company has focused its business on the asset tracking market and the launch of Asset Insight. Asset Insight is designed to enable corporations to proactively manage their base of distributed assets without disruption to their business. Asset Insight enables organizations to automatically track and analyze their entire base of client/server computer hardware and software assets across enterprises. In 1997, the Company enhanced Asset Insight to include Year 2000 functionality, enabling organizations to address the Year 2000 problem in the distributed enterprise. Specifically, Asset Insight allows organizations to assess their Year 2000 risk exposure, calculate the cost of correcting errant applications, manage their compliance initiatives, monitor asset trends to ensure noncompliant applications are being corrected on time, and audit the enterprise to prevent Year 2000 problems from resurfacing.

     The Company is committed to maintaining its leadership position in the asset tracking market by enhancing Asset Insight and related products and continuing to add new products. To further extend the applicability of Asset
Insight, the Company plans to pursue technology alliances, bundling opportunities and relationships with original equipment manufacturers ("OEMs") of complementary hardware and software products. The Company is actively pursuing relationships with other software vendors to create interfaces with the Company's products. Technology partnerships allow the Company to integrate Asset Insight with other software vendors' applications and related products in areas such as IT asset management tools, financial accounting systems, system management offerings, purchasing systems and help desk systems. These relationships will allow the Company to provide a more comprehensive solution to its customers, leverage the customer's investment in existing products and maintain the Company's competitive edge in the asset tracking market.

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

     The Company also offers AM:PM(R) software, which provides automatic software distribution, data distribution and data collection within a heterogeneous business environment. The AM:PM product line was expanded in 1997 to include asset management capabilities through Asset Compass(TM), a technology integration of Tangram's asset tracking product, Asset Insight, and Tangram's software distribution product, AM:PM.

     The Company continues to service the needs of the traditional IBM customer base with the Open Advantage(R) UNIX SNA products and Arbiter(R). The Open Advantage UNIX SNA products enable microcomputer users to leverage both the local capabilities of the microcomputer and the data and software applications on a mainframe using 3270 emulation. Arbiter software enables Windows, DOS and OS/2 workstation users to access mainframe data, transfer files and perform terminal emulation.

     The Company continually evaluates its products and corporate strategy and has in the past and will in the future undertake organizational changes and product and marketing strategy modifications that are designed to maximize market penetration, maximize the use of limited resources and develop new products and product channels. There can be no assurance that these efforts will be successful. Further, if the Company is successful in achieving its growth plans, such growth is likely to place a significant burden on the Company's operating and financial systems, resulting in increased responsibility for senior management and other personnel within the Company. The Company's ability to manage such growth, if it occurs, will depend in part on the ability of its officers and other key employees to implement and expand operational, customer support and financial control systems. There can be no assurance that the Company's existing management or any new members of management will be able to augment or improve existing systems and controls or implement new systems and controls in response to future growth, if any. The Company's failure to do so could have a material adverse effect on the Company's business, operating results and financial condition.

Products and Services

     The Company is structured into two separate groups: Enterprise Solutions and Consulting Solutions. The Enterprise Solutions group focuses on the asset tracking market and Asset Insight. The Consulting Solutions group focuses on the traditional lines of business and develops customized solutions tailored to meet customer requirements.

Enterprise Solutions

     Asset Insight, launched in mid-1996, delivers business and productivity solutions that address the needs of major corporations as they manage their distributed computing asset base. Asset Insight, an information technology asset tracking product, allows businesses to track changes in their information technology asset base (including hardware and software), forward plan technology requirements, and optimize end-user productivity. The product assists in calculating the cost of software and hardware upgrades, identifying missing hardware components, and resolving desktop problems quickly. Asset Insight includes an analysis function that enables organizations to make informed decisions about their IT assets. Asset data is automatically gathered and distilled into one-page reports that highlight exceptions, costs and trends. Asset Insight employs an open data repository, using standard relational database technology that gives corporations access to their data.

     The Asset Insight Internet Subsystem, an add-on component to the Asset Insight product, was also introduced in 1996. With this subsystem, decision-makers can track Internet usage on an enterprise-wide, departmental, and individual basis. Internet page access, hourly usage, usage byte count, and top sites accessed can be monitored and tracked over time, assisting in the formulation of Internet usage trends and company Internet policies.

     In  1997,  the  Company   enhanced  Asset  Insight  to  include  Year  2000
functionality, enabling organizations to address the Year 2000 problem in the distributed enterprise. Specifically, Asset Insight allows organizations to assess their Year 2000 risk exposure, calculate the cost of correcting errant applications, manage their compliance initiatives, monitor asset trends to ensure noncompliant applications are being corrected on time, and audit the enterprise to prevent Year 2000 problems from resurfacing.

Consulting Solutions

     The Consulting Solutions group offers consulting and implementation services to major corporations designed to facilitate deployment and maximize the use of software distribution and asset tracking solutions. In addition, technology offerings from the consulting group include Asset Compass, a technology integration of Tangram's asset tracking product, Asset Insight, and Tangram's software distribution product, AM:PM, together with a graphical user interface that facilitates task management of distribution creation, scheduling, and tracking functions. Asset Compass is an enterprise-wide solution, allowing for central control of distributions and asset information while allowing end-users some amount of managed choice concerning the control of their desktops. Service offerings include project planning, product customization, custom application development, implementation assistance and hands-on training.

     In  addition,  the  Consulting  Solutions  group  continues  to  offer  the
Company's traditional line of products. The AM:PM family of products is an automated software distribution solution, allowing companies to manage heterogeneous computer resources across the entire enterprise. AM:PM allows companies with thousands of remote workstations and servers to accomplish tasks unattended. Such tasks include software distribution, distribution scheduling and tracking, and data distribution and collection. AM:PM offers a variety of connectivity options for workstations, LANs, and servers and supports numerous operating platforms, including Solaris, HP-UX, SCO OpenServer, AIX, Windows, Windows NT, Windows 95, DOS, OS/2, MVS, NetWare, and Macintosh, as well as numerous communications protocols.

     The Consulting Solutions group also offers traditional mainframe connectivity software products that provide access to IBM SNA networks. These products enable companies to run a range of mainframe interface applications at high speed on multiple workstation platforms. Arbiter provides file transfer capability and PC-to-mainframe connectivity, with an IBM mainframe used as a LAN file server. The Open Advantage gateway product line provides high-speed 3270 connectivity between mainframes and LANs.

Product Development

     Project teams handle product development from specification, design, and implementation to product release. These project teams operate as autonomous units and include developers, product managers from marketing, quality control managers, and members of senior management. Each product and enhancement is submitted through a process that determines the marketability of the product, revenue potential, development requirements, and support requirements. Critical technical factors are also considered in determining the viability of an Asset Insight product or subsystem, such as scaleability, level of automation, ease of use, support for multiple platforms, and open architecture.

     The majority of the Company's products and associated documentation have been developed internally. The Company has acquired in the past, and intends to continue to acquire, certain software technology from others and integrate those technologies into its product lines. The Company expended $5.0 million for product development costs in 1997, compared with $3.4 million in 1996 and $3.1 million in 1995. In accordance with Statement of Financial Accounting Standards No. 86, the Company capitalizes certain development costs. During fiscal 1997, 1996, and 1995, the Company capitalized $1.8 million, $2.2 million, and $1.3 million, respectively, or 36%, 64%, and 41%, respectively, of total product development costs. No material expenditures were made in fiscal 1997, 1996 or 1995 for acquisition of software technology.

     The asset management software and the application suite offerings markets are highly fragmented and are characterized by ongoing technological developments, evolving industry standards, and rapid changes in customer requirements. The Company's success depends upon its ability to offer a broad range of asset tracking software products, to continue to enhance existing products, to develop and introduce in a timely manner new products that take advantage of technological advances, and to respond promptly to new customer requirements. While the Company believes that it currently offers the broadest product in the asset tracking market, this market is continuing to evolve and customer requirements are continuing to change. As the market evolves and competitive pressures increase, the Company believes that it will need to further expand its product offerings. The Company has identified a number of enhancements to its existing product offerings, which it believes are important to its continued success in the asset tracking market. Failure by the Company in any of these areas could materially and adversely affect its business, financial condition, and results of operations. In addition, from time to time, the Company or its competitors may announce new products with new or additional capabilities or technologies. Such announcements of new products by competitors could have the potential to replace or shorten the life cycles of the Company's existing products or to cause customers to defer purchasing the Company's products.

     In addition to developing new products, the Company's internal development staff is focused on developing upgrades and updates to existing products. Future upgrades and updates may, among other things, include additional functionality, respond to user problems, or address issues of compatibility with changing operating systems and environments.

     The Company's product development efforts are expected to continue to require substantial investments by the Company. There can be no assurance that the Company will have sufficient resources to make the necessary investments. The Company has in the past experienced development delays and may in the future experience difficulties that prevent the successful development, introduction, or marketing of new or enhanced products. The inability of the Company, for technological or other reasons, to develop and introduce new and enhanced products in a timely manner could have a material adverse effect on the Company's business, operating results and financial condition.

     Software products as complex as those offered by the Company may contain errors that may be detected at any point in a product's life cycle. The Company has in the past discovered software errors in certain of its products and has experienced delays in shipment of products during the period required to correct these errors. There can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found, resulting in loss of, or delay in, market acceptance and sales, diversion of development resources, injury to the Company's reputation, or increased service and warranty costs, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.

Customer and Technical Support

     Customer support representatives answer product inquiry, customer support and technical support calls, and respond to inquiries addressed to the Company's Internet web page. The Company surveys its customer base to ensure quality of service. Historically, license renewals have accounted for a significant portion of the Company's net revenues; however, there can be no assurance that the Company will be able to sustain historic renewal rates in the future. The Company intends to continue to invest in customer and technical support.

     The Company offers training courses in the implementation and administration of its products. On a periodic basis, the Company offers product training at its facility in Cary, NC for customers and channel partners. The Company also offers on-site training and consulting services to its customers on an hourly or packaged rate basis.

     The Consulting Solutions group also offers project planning, product installation services, customized application development, and hands-on product training. Other services include 24-hour support coverage for all products, on-site problem resolution, and improved high-speed telecommunication links with our worldwide customers.

Customers

     The customer base is composed of large, Fortune 1000 enterprises and government agencies that are managing heterogeneous enterprises and mission-critical applications. The Company's customers are located primarily in North America and Europe and include companies in industrial, institutional, and governmental markets. The Company operates in a single industry and is engaged in design and sale of a limited number of software products. Approximately 10% and 17% of the Company's 1997 and 1996 sales, respectively, were made to single customers. No single customer accounted for more than 10% of total product revenues in 1995.

Sales and Marketing

Sales

     Early in the definition of the Asset Insight product, the Company recognized the need for an alternate channel in order to acquire an early presence in the market, cover the expected demand for the product, manage the geographically dispersed nature of the target market, and build a large number of salespeople in the field. Therefore in 1996, the Company converted from a direct sales force to an indirect sales channel organization. The Company began the implementation by focusing on a single large value-added reseller ("VAR"), CompuCom Systems, Inc. The reseller agreed to assist the Company in the development of the indirect channel program. The efforts with CompuCom have now been duplicated in relationships with over twenty-five national, international and regional value-added resellers, system integrators and IT service providers. The Company employs an indirect sales force that works closely with its major resellers and systems integrators to manage the development of the indirect channel and product implementation. The indirect sales channel is managed out of the corporate headquarters.

     The Company is currently investing and intends to continue to invest significant resources in developing additional sales and marketing channels through VARs, system integrators, OEMs and other channel partners. These channel partners also sell other products that are complementary to, or compete with, those of the Company. While the Company encourages its channel partners to focus on their respective products through marketing and support programs, there can be no assurance that these channel partners will not give greater priority to products of other suppliers, including competitors. Channel partners have no long-term obligations to purchase products from the Company. Any failure by the Company to establish and maintain such distribution relationships or attract channel partners that will be able to market the Company's products effectively and will be qualified to provide timely and cost-effective customer support and service could have a material adverse effect on the Company's business, operating results and financial condition.

     The license of the Company's software generally requires the Company to engage in a sales cycle that typically takes approximately six to nine months to complete. The length of the sales cycle may vary depending on a number of factors over which the Company may have little or no control, including the size of the transaction and the level of competition that the Company encounters in its selling activities. During the sales cycle, the Company typically provides a significant level of education and support to prospective customers regarding the use and benefits of the Company's products. Because of the nature of its distribution methods, the Company generally cannot predict with accuracy when a user will license its products. Any delays in the sale cycles of a large license or a number of smaller licenses could have a material adverse effect on the Company's business, operating results and financial condition.

     The Consulting Solutions group sells through a direct channel. The primary focus of the direct channel is the Company's AM:PM and related asset tracking products, which are sold directly to large multi-location firms using a combination of telesales and in-person contacts at the customer location. The direct channel for the Consulting Solutions group is managed out of the corporate headquarters.

     In late 1995, the Company began building its international distribution channels through a network of independent distributors in major markets outside North America. International sales represented approximately 14%, 8% and 14% of the Company's total revenues in fiscal 1997, 1996 and 1995, respectively. The Company currently has no international office, but operates through international distributors. The Company believes that its continued growth will require continued expansion of its international operations, particularly in Europe and the Pacific Rim. Accordingly, the Company intends to expand its international operations and enter additional international markets, which will require significant management attention and financial resources.

Marketing

     During 1997, the Company focused its marketing efforts on continuing to build the asset tracking market, educating the market on the Asset Insight product, and generating Asset Insight leads. The marketing organization has continued to build upon its successful corporate marketing strategy, emphasizing the position that Asset Insight has attained as the premier offering in the asset tracking market. The marketing organization has also implemented a number of enhanced programs, including speaking engagements, executive briefings, industry trade shows, surveys, and public relations efforts. The book, "A Journey Through Oz: The Business Leaders' Road Map to Tracking Information Technology Assets", written by the Company President and CEO, has proven to be a useful marketing tool. Efforts in defining the market and creating product awareness have laid the groundwork for the indirect sales channel efforts.

     In 1997, the Company added Year 2000 functionality to Asset Insight, assisting organizations as they identify their risks and manage their Year 2000 compliance efforts in the distributed enterprise. The Company

President  and  CEO  wrote  a second  book, "Teaching  Chipmunks  to  Dance: The
Business   Leaders'  Guide  to  Making  the  Distributed  Enterprise  Year  2000
Compliant".  This book is supporting the Company's Year 2000 marketing effort.

     The Company will continue to focus on generating interest in order to move the product through the established sales channel. In cooperation with channel partners, the Company will move toward more targeted and active promotional campaigns aimed at Fortune 1000 and government end users throughout North America and Europe.

     The Company's marketing strategy focuses on positioning its products as market-driven business solutions that improve corporate productivity, leverage customer information systems investments, assist customers in the migration to new technologies, and provide a superior value-to-price ratio. To ensure that the products reflect the changing market requirements, all of the Company's product development efforts are integrated with marketing and other functions in a team approach (see Product Development).

Customer requests for enhancements to current products and the development of new products play a significant role in the Company's product marketing strategy. Senior management teams make regular customer visits to gain customer feedback. The Company also conducts regular customer surveys to evaluate overall customer satisfaction, as well as future product needs.

Competition

     The Company established asset tracking in response to an asset management market, which can be anything from a procurement system, to a network management solution, to a help desk tool, to a suite of products comprised of several "best of breed" solutions. There are several vendors in the asset management market, creating confusion and overlap between products. The Company has positioned asset tracking as a fundamental first step to any asset management initiative. While this positioning has been successful, Asset Insight has experienced some marginal overlap with complementary products that fall into different segments of the asset management arena. Such products are very diverse, ranging from low-end discovery tools (such as Tally's NetCensus, Intel's LANDesk, and Network Associates' Site Inventory) to Discovery/Ownership Management tools with modules for tracking procurement, contracts, licenses, and other information (such as Asset Software International's (ASI) AssetPro, and Apsylog's Asset Manager) to full product suites with a long list of features (such as IBM Tivoli's TME 10, Microsoft's SMS, and Computer Associates' Unicenter). Asset Insight remains the only product that is exclusively in the asset tracking market, where we maintain a strong competitive advantage in functionality and features. Because barriers to entry in the software market are relatively low, the Company anticipates additional competition from other established and emerging companies as the market for asset tracking and asset management tools expand.

     In the future, vendors of asset management software or application suite offerings, such as those identified above, may continue to enhance their products (including separate products that are bundled together) to include functionality that is currently provided most often by asset tracking and low-end discovery tool software. The widespread inclusion of such comparable functionality could impair the marketability of the Company's Asset Insight products. Furthermore, even if the asset tracking functionality provided as standard features by asset management software or application suite offerings is more limited than that of the Company's Asset Insight products, there can be no assurance that a significant number of customers would not elect to accept such functionality in lieu of purchasing additional software.

     The Company expects software industry consolidation to occur in the future, and it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share. Further, the Company competes with other software companies for access to the channels of distribution. Some of the Company's current and many of its potential competitors have significantly greater financial, technical, marketing, and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion, and sale of their products than the Company. Although the Company believes that it currently competes favorably with respect to such factors, there can be no assurance that the Company will maintain its competitive position.

     In the electronic software distribution ("ESD") market, the Company competes with large software companies that offer systems management solutions, that include ESD as an ancillary component. The Company is distinguished by its offering of a fully integrated ESD and asset tracking solution, as well as comprehensive consulting services. Many of the Company's actual and potential competitors in this market have substantially greater financial, marketing, and technological resources than the Company. The Company believes that the principal competitive factors in the industry segment are the compatibility of products with the customers' computer hardware and software, ease of use, price, and the substantial base of technology that is required to join together the various platforms in today's heterogeneous enterprises. The quality of documentation, customer support and installation, and the ability of a family of products to work together effectively are additional factors.

Intellectual Property

The Company's  success is in part dependent  upon  proprietary  technology.  The
Company relies primarily on a combination of copyright and trademark laws, confidentiality procedures, and contractual provisions to protect its proprietary rights. The Company's products are generally licensed to end users pursuant to a license agreement that restricts the use of the products to a limited number of control point processors and/or a designated site or a limited number of nodes. The Company does not allow the source code to be distributed to customers for the AM:PM products. The Company has been required from time to time to enter into source code escrow agreements with certain customers and distributors for certain of its products. These agreements require the release of source code only under very limited circumstances, principally a breach by the Company of its support obligations or a filing of bankruptcy. The Company seeks to protect its software, documentation, and other written materials under trademark and copyright laws, which provide only limited protection. Despite precautions taken by the Company, it may be possible for unauthorized third parties to copy aspects of its current or future products or to obtain and use information that the Company regards as proprietary. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar or superior technology. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States.

     There has also been substantial industry litigation regarding intellectual property rights of technology companies. The Company is not aware that any of its software product offerings infringes the proprietary rights of third parties. In addition, as the Company may acquire a portion of software included in future products from third parties, its exposure to infringement actions may increase because the Company must rely upon such third parties as to the origin and ownership of any software being acquired. In the future, litigation may be necessary to enforce and protect intellectual property rights owned by the Company. The Company may also be subject to litigation to defend it against claimed infringement of the rights of others or to determine the scope and validity of the proprietary rights of others. Any such litigation could be costly and divert management's attention, either of which could have a material adverse effect on the Company's business, financial condition, and results of operations. Adverse determinations in such litigation could result in the loss of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties, or prevent the Company from selling its products, any one of which could have a material adverse effect on the Company's business, financial condition, and results of operations. Furthermore, there can be no assurance that any necessary licenses will be available on reasonable terms, or at all.

     The Company believes that patent, trade secret,and copyright protection is less significant than factors such as knowledge, experience of the Company's personnel, new products, frequent product enhancements, name recognition, and ongoing, reliable product maintenance.

     Asset Insight, AM:PM, Arbiter, Tangram, and the Tangram puzzle are registered trademarks of Tangram Enterprise Solutions, Inc. Other products and brand names may be trademarks of their respective holders.

Employees

     As of March 23, 1998, the Company employed 136 persons, including 52 in worldwide marketing, sales, and field operations; 66 in product development and technical support; and 18 in general and administrative. None of the Company's employees are represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good.

     The Company believes that its future success will depend in large part on its ability to attract and retain additional highly skilled technical, sales, management, and marketing personnel. Competition for such personnel in the computer software industry is intense, and the Company has at times in the past experienced difficulty in recruiting qualified personnel. New employees hired by the Company generally require substantial training in the use and implementation of the Company's products. In particular, a number of the Company's sales personnel have been with the Company for only a limited period of time. There can be no assurance that the Company will be successful in attracting, training, and retaining qualified personnel, and the failure to do so could have a material adverse effect on the Company's business, operating results, and financial condition.

Item  2. Properties

     The Company leases all of its facilities. The following table sets forth summary data on the Company's leased facilities:

     Location         Approximate Square Feet                 Use                     Lease Expiration
     --------         -----------------------                 ---                     ----------------

Cary, NC                      49,600               Executive, administrative,        September 30, 2004
                                                 sales, development, marketing,
                                                      customer support, and
                                                       distribution center

Malvern, PA                    7,400             Sales, development, marketing        February 28, 2000
                                                       and customer support

Regional Office                1,000                         Sales                      July 31, 1998


Item  3. Legal Proceedings

     On February 20, 1998, the Company filed a complaint against State Farm Mutual Automobile Insurance Company ("State Farm") in the United States District Court for the Eastern District of North Carolina. The complaint seeks damages from State Farm in the amount of $1,116,000 due to State Farm's breach of its obligations to the Company under a software licensing agreement due to State Farm's failure to pay for software products sold and delivered by the Company. The complaint also asks for a declaratory judgment declaring that the Company is not in default of any warranty obligations owed to State Farm under the agreement and that State Farm is not entitled to any payments or refunds from the Company. The Company continues to seek a negotiated resolution of the dispute and will continue this litigation only if those attempts at negotiation prove unsuccessful. While it is impossible to predict with any certainty the outcome of the litigation if pursued, the Company believes that there is substantial merit to its claims.

     There are no other material pending legal proceedings to which the Company is a party or of which any of its property is subject.



Item  4. Submission of Matters to a Vote of Security Holders

     None.

                             Additional Information

     The following information is furnished in this Part I pursuant to Instruction 3 to Item 401(b) of Regulation S-K:

                      Executive Officers of the Registrant

     The following persons were executive officers of the Company at March 23, 1998:

     Name                         Age        Position
     ----                         ---        --------

     W. Christopher Jesse         47         President, Chief Executive Officer
                                             and Director

     Nancy M. Dunn                49         Senior Vice President,
                                             Tangram Enterprise Solutions, Inc.
                                             and President, Tangram Consulting
                                             Solutions Division

     Steven F. Kuekes             39         Senior Vice President, Chief
                                             Technology Officer and Director

     John N. Nelli                40         Senior Vice President and Chief
                                             Financial Officer

     W. Christopher Jesse has served as President, Chief Executive Officer, and a director of the Company since October 1993. From March 1990 until September 1993, Mr. Jesse served as President, Chief Executive Officer, and a director of Tangram Systems.

     Nancy M. Dunn served as the Company's Vice President of Finance, Chief Financial Officer, and Assistant Secretary since October 1993 and was promoted to her current position in January 1997. Ms. Dunn served as Vice President of Finance of Tangram Systems from April 1990 through September 1993.

     Steven F. Kuekes has served as the Company's Senior Vice President, Chief Technology Officer, and as a director since October 1993. Mr. Kuekes also served as Vice President of Enterprise Computing Products and Services from November 1994 until December 1995. Mr. Kuekes was a founder of Tangram Systems and served as Vice President of Product Development and Technology and as a director of Tangram Systems from 1988 until September 1993.

     John N. Nelli joined the Company as Senior Vice President and Chief Financial Officer in February 1997. Before joining the Company, Mr. Nelli held various positions at FAC Realty, Inc., a publicly traded real estate investment trust, from February 1995 to January 1997, including Chief Financial Officer, Senior Vice President - Finance, Chief Accounting Officer, and Treasurer. From September 1993 to June 1994, Mr. Nelli served as the Chief Financial Officer of Litchfield Theatres, Ltd., a regional motional picture exhibitor and developer. Prior to September 1993, Mr. Nelli served as interim President and a director of Natter Manufacturing, Inc., a precision sheetmetal manufacturer, a company he joined as Chief Financial Officer in 1989. Mr. Nelli is a certified public accountant.

                                     PART II

Item 5. Market For Registrant's Common Equity and Related Stockholder Matters

     (a) The Company's common stock is quoted on The Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the symbol "TESI". Prior to June 12, 1996, the Company's common stock was quoted in the over-the-counter market in what are commonly referred to as the "pink sheets". The following table sets forth the high and low bid quotations of the Company's common stock from June 12, 1996 through December 31, 1997 as reported on the National Association of Securities Dealers, Automated Quotations System ("Nasdaq"), and the high and low bid quotations from January 1, 1996 through June 11, 1996 as provided by the market makers of the Company's common stock.



     1997                            High                        Low
     ----                            ----                        ---

     Fourth Quarter                 $8.50                      $5.38
     Third Quarter                  $9.38                      $5.50
     Second Quarter                 $7.63                      $4.50
     First Quarter                  $8.38                      $4.50

     1996

     Fourth Quarter                 $8.50                      $4.88
     Third Quarter                 $13.50                      $5.75
     Second Quarter                $17.88                      $2.00
     First Quarter                  $2.63                      $1.25

     The high and low bid quotations for the Company's common stock for the period covered above, reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

     (b) Holders. On March 23, 1998, there were approximately 3,000 beneficial owners of the Company's common stock.

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

------------------------------------------------------------------------------------------------------------------------------------
                                                                                  Year Ended December 31
                                                         1997             1996             1995              1994             1993
                                                         ----             ----             ----              ----             ----
Summary of Operations:                                                   (In thousands, except per share data)

Revenues                                               $ 14,074         $ 11,142         $ 12,538         $ 12,778         $ 13,733
Net loss (1)                                             (3,461)            (253)          (1,185)            (599)            (226)
Net loss per common share -                               (0.22)           (0.02)           (0.08)           (0.04)           (0.06)
basic and diluted (2)
Average common shares                                    15,631           14,811           14,459           14,216           13,942
outstanding - basic and
diluted

                                                                                        December 31
                                                         1997             1996             1995              1994             1993
                                                         ----             ----             ----              ----             ----
Financial Position:                                                                   (In thousands)
Total assets                                           $ 12,961         $ 12,946         $ 12,829         $ 15,048         $ 15,787
Long-term debt, including                                 3,044              756            1,319            1,472             --
current portion
Shareholders' equity (3)                                  4,483            8,257            8,246            9,368           10,715
------------------------------------------------------------------------------------------------------------------------------------

(1) One-time charges for purchased research and development expenses (associated with the acquisition of Knozall Systems, Inc.) of $1,253, or $0.09 per share, are included in the 1994 results, and merger and restructuring expenses of $2,500, or $0.18 per share, are included in the 1993 results.

(2) Net loss per common share in 1993 is after dividends on preferred stock of $570. No dividends were paid in 1997, 1996, 1995 or 1994.

(3) The increase in shareholders' equity in 1993 includes the contribution to capital of a $5,400 note from the Company to Safeguard and $3,300 of additional paid-in capital resulting from the merger.

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations

     This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this Annual Report on Form 10-K that are not purely historical, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including without limitation statements regarding the Company's expectations, beliefs, intentions, or strategies regarding the future. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those set forth in this section and in the section of this report entitled "Item 1. Business."

Overview

     Tangram Enterprise Solutions, Inc. (the "Company") provides state-of-the-art enterprise-wide solutions, including asset tracking and electronic software distribution for large heterogeneous computing environments, encompassing mainframe, UNIX-based mini, and LAN server platforms. Asset
Insight, an information technology asset tracking product launched in 1996, allows businesses to track changes in their information technology asset base (including hardware and software), forward plan technology requirements, optimize end-user productivity, and calculate the cost of software and hardware upgrades. AM:PM is the Company's industry-leading solution for automated software distribution, data distribution and collection, and remote resource management. AM:PM, along with expert consulting services, provides businesses with solutions to manage an enterprise's heterogeneous and remote information technology systems. Asset Compass is a fully automated, enterprise-wide electronic software distribution solution that creates a standardized work flow process across multiple platforms and is integrated with Asset Insight. The Company is a member of the Safeguard Scientifics, Inc. ("Safeguard") partnership of companies. Safeguard supports technology-driven growth companies with an emphasis on information system markets. Safeguard owns approximately 67% of the Company.

     The Company believes that businesses are moving toward an enterprise-wide computing environment where more desktop personal computers will be interconnected into large local-area and wide-area networks, as well as the Internet, and administered by corporate MIS departments. The Company believes that the continued expansion of heterogeneous computer networks and current downsizing and rightsizing trends are forcing businesses to seek automated solutions for tracking and managing their enterprise-wide information technology assets. The Company believes this trend will continue and that Asset Insight will enable the Company to attain a leading position in the asset tracking market. While the Company expects the market's shift toward enterprise and Internet products to continue, there can be no assurance that the Company's Asset Insight products will be successful or will gain customer acceptance.

     The Company has historically experienced a certain degree of variability in its quarterly revenue and earnings patterns. This variability is typically driven by significant events that impact the recognition of product and implementation service revenues. Examples of such events include: the timing of major enterprise-wide sales of the new Asset Insight product; "one-time" payments from existing customers for license expansion rights (required to install on a larger or an additional computer base); completion and customer acceptance of significant implementation rollouts and the related revenue recognition; budgeting cycles of its potential customers; changes in the mix of software products and services sold; the cancellations of licenses or maintenance agreements; software defects and other product quality problems; and personnel changes. Additionally, the Company has often recognized a substantial portion of its revenues in the last month or weeks of a quarter. As a result, license revenues in any quarter are substantially dependent on orders booked and shipped in the last month or weeks of that quarter. Due to the foregoing factors, quarterly revenues and operating results are not predictable with any significant degree of accuracy. Additionally, fluctuations in the timing and amounts of additional operating expenses may also cause profitability to fluctuate from one quarter to another. Also, during a significant product launching, such as the Asset Insight product, increases in sales and marketing and general and administrative expenses will occur prior to the realization of incremental revenues. Historically, renewals have accounted for a significant portion of the Company's net revenue, however, there can be no assurance that the Company will be able to sustain current renewal rates in the future.

     Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. These date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. Although Asset Insight includes Year 2000 analyses that enable organizations to assess at-risk assets, determine the cost of correcting at-risk software, manage the correction process, and audit the enterprise to ensure problems are not re-emerging, the Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues. Many companies are expending significant resources to correct their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company.

     Since early 1996, the Company has refocused its business on the asset tracking market and the launch of its new Asset Insight product. The financial results of the Company hereafter reflect the Company's growing dependence on revenues generated by sales of Asset Insight. As a result, various risks and uncertainties relating to the development of the asset tracking business may cause the Company's actual results to differ materially from the results contemplated. Such uncertainties include the ability of the Company to sell its new Asset Insight product to major accounts with full enterprise-wide deployment, the reliability of the Asset Insight product to work in major corporate enterprises, the possibility of the introduction of superior competitive products, the length of time required for the Company to realize sufficient revenue from sales of the product through the reseller sales channel, the ability of the Company to absorb the increase in sales and marketing expenses and other operational expenses of launching the Asset Insight product, the length of time required to develop a sustainable stream of revenue from the sale of the Asset Insight product, the ability to recruit key technical, sales and marketing personnel, and the ability of the Company to secure adequate financing on reasonable terms or at all.


Results of Operations

Net Revenues

     Net revenues increased 26% to $14.1 million in 1997 from $11.1 million in 1996. The revenue increase was driven by a 34% increase in licenses and product revenues in 1997 primarily as a result of $3.8 million of Asset Insight sales offset by a decrease in AM:PM and traditional mainframe product revenues. Net revenues in 1996 decreased 11% from $12.5 million in 1995. This decrease was due primarily to a decrease in consulting services revenues as a result of the decline in AM:PM and traditional mainframe product sales and the related decrease in demand for high-level consulting skills and implementation services by users of these products.

     Licenses and product revenues, which include product upgrades and add-ons, increased 34% in 1997 to $8.0 million from $6.0 million in 1996. Product revenues of the new Asset Insight product, which was first sold in 1996, contributed $3.8 million in 1997 compared to $1.4 million in 1996. Revenue from Asset Insight represented 47% of total licenses and product revenues in 1997 compared to 24% in 1996. Revenue from AM:PM and related products decreased slightly to $1.3 million in 1997 from $1.4 million in 1996. Revenue from AM:PM and related products represented 17% of total 1997 licenses and product revenues, down from 24% in 1996. Revenues from the traditional mainframe product lines, including gateways and Arbiter, increased 3% to $2.9 million in 1997 from $2.8 million in 1996. This product line represented 36% of 1997 licenses and product revenues, down from 47% in 1996. As a percentage of total revenues, the decrease in AM:PM and traditional mainframe product revenues reflects the Company's decision to allocate more resources toward the Asset Insight product line and the continued decrease in overall demand in the mainframe connectivity market.

     In 1996, licenses and product revenues increased 6% to $5.9 million from $5.6 million in 1995. Licenses and product revenues for the new Asset Insight product were $1.4 million in 1996, which represented 24% of total product revenues. Revenue from AM:PM and related products decreased 27% to $1.4 million in 1996 from $1.9 million in 1995. As a percentage of total product revenues, AM:PM and related products revenues decreased to 24% in 1996 from 34% in 1995. Traditional mainframe product revenues, including gateways and Arbiter, decreased 5% in 1996 to $2.8 million from $3.0 million. These products represented 47% of total product revenues in 1996 compared to 53% in 1995. The decrease in AM:PM and traditional mainframe product revenues was due primarily to the ongoing reallocation of resources toward the launch of the Asset Insight product line and reflects the continued decrease in overall demand in the mainframe connectivity market.

     International sales (including maintenance contracts) represented approximately 14% and 8% of the Company's total revenues in fiscal 1997 and fiscal 1996, respectively. To date, international revenue has been denominated in United States currency and the Company has not otherwise experienced material adverse effects associated with doing business overseas. If the Company's international sales continue to grow, the Company will be exposed to risks inherent with international revenue. Some of the risk factors include the impact of longer payment cycles, greater difficulty in accounts receivable collection, and unexpected changes in regulatory requirements and tariffs. If future international sales are denominated in local currency, there is an additional risk associated with fluctuating exchange rates.

     Service revenues include software and hardware maintenance contracts, implementation services, and training and support services not otherwise covered under maintenance agreements. Service revenues increased by 18% to $6.1 million in 1997 from $5.2 million in 1996 primarily as a result of an increase in implementation services and maintenance revenues associated with the increased sales of the Asset Insight product.

     In 1996, service revenues decreased by 25% to $5.2 million from $6.9 million in 1995. The decrease in service revenues was primarily a result of the decline in AM:PM and traditional mainframe product sales and the related decrease in demand for high-level consulting skills and implementation services by users of these products.

Cost of Revenues

     Cost of revenues includes costs principally related to the distribution of licensed software and hardware products and the amortization of capitalized software development costs. Cost of revenues also reflects the cost of the direct labor force, including the associated personnel, travel and subsistence, and occupancy costs incurred in connection with providing consulting and maintenance services. A significant component of cost of revenues is attributable to the amortization of deferred development cost, which is fixed in nature. Therefore, as a result of higher revenues in 1997, cost of revenues as a percentage of total net revenues decreased to 25% in 1997 from 33% in 1996. Additionally, amortization of deferred development costs in 1996 reflected the accelerated amortization of approximately $287,000 of deferred development costs of non-strategic products. In 1997, cost of revenues decreased to $3.5 million from $3.7 million in 1996 as a result of the accelerated amortization described above and changes in the product mix.

     Cost of revenues decreased to $3.7 million in 1996 from $3.8 million in 1995 due to changes in product mix offset by the higher amortization of deferred development expense in 1996. As a percentage of total net revenues, cost of revenues increased to 33% in 1996 from 30% in 1995.

Sales and Marketing Expenses

     Sales and marketing expenses consist principally of salary, commissions and benefits for sales, marketing, and channel support personnel, and the costs associated with product promotions and related travel. With the introduction of Asset Insight, the Company converted from a direct sales channel to an indirect sales organization for the distribution of this product. By developing relationships with resellers, systems integrators, and other third-party vendors that provide consulting and integration services and deliver products developed for this market, the Company seeks to acquire an early presence in the market, cover the expected demand for the product, manage the geographically dispersed nature of the target market, and build a large number of salespeople in the field. As such, sales and marketing expenses increased 61% to $6.6 million in 1997 from $4.1 million in 1996. Sales and marketing expenses also increased as a percentage of revenue to 47% in 1997 from 37% in 1996. The increases were primarily due to the Company's investment in sales and marketing staff and increased travel costs to promote market awareness of the Asset Insight product. The number of sales and marketing personnel doubled during 1997, enabling the Company to develop an indirect sales network and to focus on defining the market for the Asset Insight product. During 1997, the Company has developed relationships with twenty additional resellers for the marketing of Asset Insight. The Company is currently investing and intends to continue to invest significant resources in developing additional sales and marketing channels through value-added resellers ("VARs"), system integrators, original equipment manufacturers ("OEMs"), and other channel partners. There can be no assurance that the Company will be able to attract channel partners that will be able to market the Company's products effectively and will be qualified to provide timely and cost-effective customer support and service. Any failure by the Company to establish and maintain such distribution relationships could have a material adverse effect on the Company's business, operating results and financial condition.

     In 1996, sales and marketing expenses decreased 11% to $4.1 million from $4.6 million in 1995. Excluding the cost associated with the LAN division that was sold in March 1996, total selling and marketing expenses increased 16% in 1996 from 1995 and increased as a percentage of total net revenues to 36% from 27% in 1995. These increases were primarily due to the Company's investment in marketing staff and advertising related to the launching of the new Asset Insight product.

General and Administrative Expenses

     General and administrative expenses consist principally of salary and benefit costs for administrative personnel, general operating costs and legal, accounting and other professional fees. General and administrative expenses increased 71% in 1997 from $2.4 million to $4.2 million. As a percentage of total net revenues, general and administrative expenses increased to 30% in 1997 from 22% in 1996. General and administrative expenses in 1997 include a charge for $949,000 as the result of claims by a customer arising out of a consulting project for electronic software distribution that have called into question the collectability of a receivable that was outstanding at December 31, 1997. The remainder of the increase in 1997 general and administrative expenses can be attributed to increased payroll-related costs, facility, and other expenses largely a result of a concerted effort to strengthen the infrastructure of the Company to accommodate its growth in revenue. In March 1997, the Company relocated and increased its leased headquarters' square footage from 23,000 square feet to 49,600 square feet to accommodate the company-wide staffing increases. The Company intends to continue to make investments in its general and administrative infrastructure, and, as a result, expects general and administrative expenses to increase in absolute dollars.

     General and administrative expenses remained relatively unchanged in 1996 from 1995. Excluding the expenses related to the LAN division in both 1995 and 1996, general and administrative expenses increased 3%, and as a percentage of total net revenues, increased to 22% in 1996 from 20% in 1995. This increase is the result of the lower overall revenue base and increased expenses for payroll-related costs, professional fees, and other expenses related to building the infrastructure for launching the Asset Insight product line.

Research and Development

     Research and development expenses consist primarily of salary and benefits for the Company's software development and technical support staff and, to a lesser extent, costs associated with independent contractors. The Company capitalizes certain software development costs incurred to develop new software or to enhance the Company's existing software. Such capitalized costs are amortized on an individual product basis commencing when a product is generally available for release. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Associated with the Company's continuing commitment to developing enhancements and improvements of the Asset Insight product and its other product lines, the Company has experienced a 27% increase in the number of research and development personnel in 1997. As such, gross expenditures for research and development increased 46% to $5.0 million in 1997 from $3.4 million in 1996. As a percentage of net revenues, gross research and development costs were 35% for 1997 compared to 30% for 1996. Net research and development expenses increased to $3.2 million in 1997 from $1.2 million in 1996. These increases are due primarily to higher staffing costs and lower deferral of development costs. As a percentage of gross research and development expenditures, deferred development costs were 36% and 64% in 1997 and 1996, respectively. The Company anticipates that research and development expenses will continue to increase in absolute dollars but may fluctuate as a percentage of net revenues. Gross research and development costs increased 9% in 1996 to $3.4 million from $3.1 million in 1995. As a percentage of net revenues, gross research and development costs were 30% in 1996 compared to 25% in 1995. The increase was due to the Company's investment in its new product line, Asset Insight, and continuing enhancements of its other product lines. Net research and development expenses decreased by 33% to $1.2 million in 1996 from $1.8 million in 1995. As a percentage of total net revenues, research and development expenses decreased to 11% in 1996 from 15% in 1995. The decrease was due primarily to the increase in capitalized software costs related to the development of the new Asset Insight product in 1996, as well as the decreased expenses resulting from the sale of the LAN division. As a percentage of gross research and development expenditures, deferred development costs were 64% in 1996 compared to 41% in 1995.

Provision for Income Taxes

     There was no provision for income taxes in 1997 and 1996 due to current year losses. In 1995, the Company recorded a $878,000 tax provision for a valuation allowance against a previously recorded deferred tax asset.

     At December 31, 1997, the Company has net operating loss carryforwards for U.S. federal income tax purposes of approximately $28 million, which are available to offset future federal taxable income and expire in various amounts from 1998 through 2012.

Net Loss

     The Company recorded a net loss of $3.5 million, or $0.22 per share, in 1997 compared to a net loss of $253,000, or $0.02 per share, in 1996. The resulting net losses reflect the reserve charge taken in 1997 as the result of the uncertainty regarding the collection of a receivable and the increased operating expenses in 1997 and 1996 associated with the substantial expenditures for research and development, the sales and marketing campaign, increased staffing, and infrastructure development to support the Asset Insight product rollout. In 1995, the Company recorded a net loss of $1.2 million, or $0.08 per share. The 1995 net loss includes a $878,000 tax provision charge for a valuation allowance against a previously recorded deferred tax asset.

Impact of Recently Issued Accounting Standards

     The FASB issued pronouncements relating to the presentation and disclosure of information related to the Company's capital structure, comprehensive income, and segment data. The Company is required to adopt the provisions of these pronouncements, if applicable, for the fiscal years beginning after December 15, 1997. The adoption of these pronouncements is not expected to have an impact on the Company's financial position and results of operation nor is it expected to significantly change the presentation of the Company's financial statements and related notes and data thereto.

Liquidity and Capital Resources

     The Company has funded its operations through borrowings and cash generated from operations. To fund the Company's growth plan, the Company has arranged a $6.0 million unsecured revolving line of credit with Safeguard. Terms of the line of credit require monthly interest payments at the prime rate plus 1%. Principal is due thirteen months after date of demand by Safeguard or earlier in the case of a sale of substantially all of the assets of the Company, a business combination or upon the closing of a sale of a debt or equity offering. As of March 23, 1998, borrowings under the Safeguard line of credit are $3.1 million.

     In July 1997, the Company entered into a sale-leaseback agreement. Under the arrangement, the Company will sell up to $1.0 million of computer equipment and furniture and lease it back for a period of up to 48 months. In August, the Company sold computer equipment and furniture with a net book value of $689,000 for approximately $826,000 under the sale-leaseback agreement. Under this agreement, in March 1998, the Company received proceeds of $174,000 for the sale of computer equipment with a net book value of $161,000.

     Net cash provided by operating activities consisted primarily of non-cash expenses plus the net change in working capital items offset by the net loss. The decrease in net cash provided by operating activities between 1997 and 1996 was primarily due to the larger net loss reported in 1997.

     Net cash used in investing activities for 1997 consisted primarily of the investment associated with the Company's ongoing commitment to developing enhancements and improvements of the Asset Insight product and the purchase of furniture and equipment to support the anticipated growth of the business, offset by the proceeds received under the sale-leaseback agreement described above. The Company also made non-recourse, non-interest-bearing loans to certain officers of the Company. Net cash used in investing activities for 1996 was primarily for software development costs and the purchase of furniture and equipment.

     Net cash provided by financing activities in 1997 consisted primarily of borrowings under the Safeguard line of credit offset by payments towards debt principal repayment and for the repurchase of 86,018 shares of common stock. Net cash provided by financing activities for 1996 was primarily net debt borrowings.

     The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failure. The Company is currently in the process of evaluating its computer software and databases to determine whether or not modifications will be required to prevent problems related to the Year 2000. This process includes analyzing and assembling a list of both internally developed and purchased software that utilize embedded date codes that may experience operational problems when the year 2000 is reached. The Company will also be communicating with suppliers, channel partners, financial institutions and others with which it does business to coordinate Year 2000 conversion. The Company expects to make the required corrections to the identified software during 1998 and test the changes in 1999. The Company does not have an estimate of the total cost of evaluating and fixing these potential problems. However, most of the costs incurred in addressing the Year 2000 problems are expected to be expensed as incurred, in compliance with generally accepted accounting principles. The Company does believe that a portion of the cost will be handled through the normal course of software upgrades and replacements; however, the project may impact capital expenditure budgets, through increased expenditures for software and computer hardware.

     The Company's Asset Insight product was developed to be Year 2000 compliant; however, the risk does exist that certain code may not be compliant. As such, the Company has established a project to perform an analysis of its products and undertake any work necessary to ensure that they continue to operate correctly when the year 2000 is reached. The expense associated with this project will be expensed as incurred. The Company is unable to quantify the resources that may have to be committed to modify software and is unable at this time to determine if such expense will be material to the Company.

     In the past, the Company has generated cash from operating activities to fund development and finance activities despite its net losses due to significant levels of depreciation and amortization. However, cash requirements are forecasted to continue to increase through 1998 due to the planned expenditures for marketing and the increased staffing required to enhance, support and market the Asset Insight product. As stated above, Safeguard has agreed to assist in funding the Company's projected cash requirements by providing a $6.0 million line of credit, of which $2.9 million is available for future borrowings as of March 23, 1998. However, the Company anticipates that this credit facility may not be adequate to meet the Asset Insight product rollout expenses. Although operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, the Company anticipates that its operating and investing activities may use cash.
Consequently, any such future growth may require the Company to obtain additional equity or debt financing. However, the Company has no present understanding, commitment, or agreement with respect to any such transaction. Accordingly, there can be no assurance that the Company will have access to adequate debt or equity financing or that, if available, it will be under terms and conditions satisfactory to the Company or which may not be dilutive.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

     Not applicable pursuant to General Instruction 1 to Item 305 of Regulation S-K.



Item  8. Financial Statements and Supplementary Data

     The consolidated financial statements and schedule filed with this report appear on pages F-2 through F-17, and are listed on page F-1.



Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Incorporated by Reference

     The information called for by Item 10. Directors and Executive Officers of the Registrant (other than the information concerning executive officers set forth after Item 4 herein), Item 11. Executive Compensation, Item 12. Security Ownership of Certain Beneficial Owners and Management and Item 13. Certain Relationships and Related Transactions is incorporated herein by reference to the Company's definitive proxy statement for its 1998 Annual Shareholders Meeting, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year to which this report relates.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K


(a)  The following documents are filed as a part of this report:

     (1)  Financial Statements

           (i)    Report of Independent Auditors....................................................................F-2

           (ii)   Balance Sheets at December 31, 1997 and 1996......................................................F-3

           (iii)  Statements of Operations for the years ended
                  December 31, 1997, 1996 and 1995..................................................................F-4

           (iv)   Statements of Shareholders' Equity for the years ended
                  December 31, 1997, 1996 and 1995..................................................................F-5

           (v)    Statements of Cash Flows for the years ended
                  December 31, 1997, 1996 and 1995..................................................................F-6

           (vi)   Notes to Financial Statements........................................................F-7 through F-15

     (2)  Financial Statement Schedules


          (i)     Schedule I -Valuation and Qualifying Accounts for the years ended
                  December 31, 1997, 1996 and 1995.................................................................F-17

     (3)  Exhibits


          See Item 14(c) of this Report.

(b)       Reports on Form 8-K.

          No reports on Form 8-K have been filed by the Registrant during the quarter ended December 31, 1997.

(c)       Exhibits

          The following is a list of exhibits required by Item 601 of Regulation S-K to be filed as part of this Report. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

                                  EXHIBIT INDEX

Exhibit
Number        Exhibit Description
------        -------------------

3.1           Articles of Incorporation of the Company,  as amended (4) (Exhibit
              3a)

3.2           Articles of Amendment of Rabbit Software  Corporation (3) (Exhibit
              3.2)

3.3           Articles of Amendment of the Company (5) (Exhibit 3.3)

3.4           By-Laws of the Company, as amended (4) (Exhibit 3b)

4.1 Form of Certificate evidencing Common Stock, $0.01 par value, of the Company (5) (Exhibit 4.2)

4.2**         The Company's 1988 Stock Option Plan, as amended (5) (Exhibit 4.5)

4.3**         The Company's 1997 Equity Compensation Plan (7) (Exhibit 4.1)

10.1 Agreement of Lease, executed by the Company on December 23, 1996, with Rexford LLC (6) (Exhibit 10.1)

10.2 Agreement of Lease, executed by the Company on February 17, 1986, with Morehall Associates Limited Partnership (1) (Exhibit 10m)

10.3 First Amendment to Agreement of Lease, dated June 13, 1986, with Morehall Associates Limited Partnership (2) (Exhibit 10i)

10.4 Second Amendment to Agreement of Lease, dated June 1, 1989, with Morehall Associates Limited Partnership (2) (Exhibit 10j)

10.5 Third Amendment to Agreement of Lease, dated October 12, 1992, with Morehall Associates Limited Partnership (4) (Exhibit 10d)

10.6 Fourth Amendment to Agreement of Lease, dated January 28, 1997, with Morehall Associates Limited Partnership (6) (Exhibit 10.6)

10.7 Fifth Amendment to Agreement of Lease, dated March 10, 1997, with Morehall Associates Limited Partnership (6) (Exhibit 10.7)

10.8 Administrative Services Agreement with Safeguard Scientifics, Inc., dated December 15, 1985 (1) (Exhibit 10s)

10.9 Second Amended Revolving Note dated September 11, 1997, between the Company and Safeguard Scientifics, Inc. (8) (Exhibit 10.1)

10.10** Promissory Note dated August 19, 1994, and Pledge Agreement dated July 22, 1994, between the Company and Chris Jesse (5) (Exhibit 10.12)

10.11** Promissory Note dated August 19, 1994, and Pledge Agreement dated July 22, 1994, between the Company and Steve Kuekes (5) (Exhibit 10.13)

                                  EXHIBIT INDEX

Exhibit
Number        Exhibit Description
------        -------------------

10.12** Promissory Note dated August 19, 1994, and Pledge Agreement dated July 22, 1994, between the Company and Nancy Dunn (5) (Exhibit 10.14)

10.13** Promissory Note, Pledge Agreement and Agreement to Transfer or Terminate dated January 31, 1995, between the Company and Chris Jesse (5) (Exhibit 10.15)

10.14** Promissory Note and Pledge Agreement dated January 31, 1995, between the Company and Steve Kuekes (5) (Exhibit 10.16)

10.15** Promissory Note, Pledge Agreement and Agreement to Transfer or Terminate dated January 31, 1995, between the Company and Nancy Dunn (5) (Exhibit 10.17)

10.16** Memorandum of Agreement Regarding Compensation and Benefits dated June 3, 1994 among Safeguard Scientifics, Inc., the Company, Chris Jesse, Steven Kuekes and Nancy Dunn (5) (Exhibit 10.18)

10.17**       Employee   Non-Disclosure  and  Non-Competition   Agreement  dated
              October 4, 1993, and First Amendment dated June 3, 1994, between the Company and Chris Jesse (5) (Exhibit 10.19)

10.18**       Employee   Non-Disclosure  and  Non-Competition   Agreement  dated
              October 4, 1993, and First Amendment dated June 3, 1994, between the Company and Steve Kuekes (5) (Exhibit 10.20)

10.19**       Employee   Non-Disclosure  and  Non-Competition   Agreement  dated
              October 4, 1993, and First Amendment dated June 3, 1994, between the Company and Nancy Dunn (5) (Exhibit 10.21)

10.20 Master Lease Agreement and Addendum No.1 dated July 23, 1997 between the Company and Triangle Technology Leasing (8) (Exhibit 10.2)

23.1*         Consent of Ernst & Young LLP

27.1*         Financial Data Schedule for the year ended December 31, 1997

27.2*         Restated  Financial  Data Schedule for the three months ended June
              30, 1996

*             Filed herewith.

**            Management  contract or compensatory  plan or arrangement in which
              directors  and/or   executive   officers  of  the  registrant  may
              participate.

                                  EXHIBIT INDEX


(1) Filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-9525), and incorporated herein by reference.

(2) Filed as an exhibit to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1989, and incorporated herein by reference.

(3) Filed as an exhibit to the Company's Current Report on Form 8-K dated ended September 30, 1993, and incorporated herein by reference.

(4) Filed as an exhibit to the Company's Annual Report on Form 10K for fiscal year ended December 31,1992, and incorporated herein by reference.

(5) Filed as an exhibit to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1994, and incorporated herein by reference.

(6) Filed as an exhibit to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1996, and incorporated herein by reference.

(7) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997, and incorporated herein by reference.

(8) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997, and incorporated herein by reference.


(d)        See Item 14(a) of this Report.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TANGRAM ENTERPRISE SOLUTIONS, INC.

Dated:  April 06, 1998                  By: /s/ William C. Jesse
                                            -----------------------------------
                                        William C. Jesse,
                                        President, Chief Executive Officer and
                                        Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated:  April 06, 1998                  /s/ William C. Jesse
                                        --------------------------------------
                                        William C. Jesse,
                                        President, Chief Executive Officer and
                                        Director
                                        (Principal Executive Officer)

Dated:  April 06, 1998                  /s/ John N. Nelli
                                        --------------------------------------
                                        John N. Nelli,
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)

Dated:  April 06, 1998                  /s/ Diane K. Murdock
                                        --------------------------------------
                                        Diane K. Murdock,
                                        Chief Accounting Officer
                                        (Principal Accounting Officer)

Dated:  April 06, 1998                  /s/ Charles A. Root
                                        --------------------------------------
                                        Charles A. Root,
                                        Chairman of the Board of Directors

Dated:  April 06, 1998                  /s/ Steven F. Kuekes
                                        --------------------------------------
                                        Steven F. Kuekes,
                                        Senior Vice President, Chief
                                        Technology Officer and Director

Dated:  April 06, 1998                  /s/ Michael H. Forster
                                        --------------------------------------
                                        Michael H. Forster,
                                        Director

Dated:  April 06, 1998                  /s/ John F. Owens
                                        --------------------------------------
                                        John F. Owens,
                                        Director

Dated:  April 06, 1998                  /s/ Carl G. Sempier
                                        --------------------------------------
                                        Carl G. Sempier,
                                        Director

Dated:  April 06, 1998                  /s/ Harry Wallaesa
                                        --------------------------------------
                                        Harry Wallaesa,
                                        Director

Dated:  April 06, 1998                  /s/ Carl Wilson
                                        --------------------------------------
                                        Carl Wilson,
                                        Director

                                  EXHIBIT INDEX

     Except as indicated by footnote, all of the following exhibits were filed with the Company's Annual Report on Form 10-K, dated December 31, 1997. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.


Exhibit No.      Exhibit Description

3.1              Articles  of  Incorporation  of the  Company,  as  amended  (4)
                 (Exhibit 3a)

3.2              Articles  of  Amendment  of  Rabbit  Software  Corporation  (3)
                 (Exhibit 3.2)

3.3              Articles of Amendment of the Company (5) (Exhibit 3.3)

3.4              By-Laws of the Company, as amended (4) (Exhibit 3b)

4.1 Form of Certificate evidencing Common Stock, $0.01 par value, of the Company (5) (Exhibit 4.2)

4.2**            The  Company's  1988 Stock Option Plan, as amended (5) (Exhibit
                 4.5)

4.3**            The Company's 1997 Equity Compensation Plan (7) (Exhibit 4.1)

10.1 Agreement of Lease, executed by the Company on December 23, 1996, with Rexford LLC (6) (Exhibit 10.1)

10.2 Agreement of Lease, executed by the Company on February 17, 1986, with Morehall Associates Limited Partnership (1) (Exhibit
                 10m)

10.6 First Amendment to Agreement of Lease, dated June 13, 1986, with Morehall Associates Limited Partnership (2) (Exhibit 10i)

10.7 Second Amendment to Agreement of Lease, dated June 1, 1989, with Morehall Associates Limited Partnership (2) (Exhibit 10j)

10.8 Third Amendment to Agreement of Lease, dated October 12, 1992, with Morehall Associates Limited Partnership (4) (Exhibit 10d)

10.6 Fourth Amendment to Agreement of Lease, dated January 28, 1997, with Morehall Associates Limited Partnership (6) (Exhibit 10.6)

10.7 Fifth Amendment to Agreement of Lease, dated March 10, 1997, with Morehall Associates Limited Partnership (6) (Exhibit 10.7)

10.8 Administrative Services Agreement with Safeguard Scientifics, Inc., dated December 15, 1985 (1) (Exhibit 10s)

10.9 Second Amended Revolving Note dated September 11, 1997, between the Company and Safeguard Scientifics, Inc. (8) (Exhibit 10.1)

10.10** Promissory Note dated August 19, 1994, and Pledge Agreement dated July 22, 1994, between the Company and Chris Jesse (5) (Exhibit 10.12)

                                  EXHIBIT INDEX


Exhibit No.      Exhibit Description
-----------      -------------------

10.11** Promissory Note dated August 19, 1994, and Pledge Agreement dated July 22, 1994, between the Company and Steve Kuekes (5) (Exhibit 10.13)

10.12** Promissory Note dated August 19, 1994, and Pledge Agreement dated July 22, 1994, between the Company and Nancy Dunn (5) (Exhibit 10.14)

10.13** Promissory Note, Pledge Agreement and Agreement to Transfer or Terminate dated January 31, 1995, between the Company and Chris Jesse (5) (Exhibit 10.15)

10.14** Promissory Note and Pledge Agreement dated January 31, 1995, between the Company and Steve Kuekes (5) (Exhibit 10.16)

10.15** Promissory Note, Pledge Agreement and Agreement to Transfer or Terminate dated January 31, 1995, between the Company and Nancy Dunn (5) (Exhibit 10.17)

10.16** Memorandum of Agreement Regarding Compensation and Benefits dated June 3, 1994 among Safeguard Scientifics, Inc., the Company, Chris Jesse, Steven Kuekes and Nancy Dunn (5) (Exhibit 10.18)

10.17** Employee Non-Disclosure and Non-Competition Agreement dated October 4, 1993, and First Amendment dated June 3, 1994, between the Company and Chris Jesse (5) (Exhibit 10.19)

10.18** Employee Non-Disclosure and Non-Competition Agreement dated October 4, 1993, and First Amendment dated June 3, 1994, between the Company and Steve Kuekes (5) (Exhibit 10.20)

10.19** Employee Non-Disclosure and Non-Competition Agreement dated October 4, 1993, and First Amendment dated June 3, 1994, between the Company and Nancy Dunn (5) (Exhibit 10.21)

10.20            Master Lease  Agreement  and Addendum  No.1 dated July 23, 1997
                 between  the  Company  and  Triangle   Technology  Leasing  (8)
                 (Exhibit 10.2)

23.1*            Consent of Ernst & Young LLP

27.1*            Financial Data Schedule for the year ended December 31, 1997

27.2*            Restated  Financial  Data  Schedule  for the three months ended
                 June 30, 1996

*                Filed herewith.

** Management contract or compensatory plan or arrangement in which directors and/or executive officers of the registrant may participate.

                                  EXHIBIT INDEX

(1) Filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-9525), and incorporated herein by reference.

(2) Filed as an exhibit to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1989, and incorporated herein by reference.

(3) Filed as an exhibit to the Company's Current Report on Form 8-K dated ended September 30, 1993, and incorporated herein by reference.

(4) Filed as an exhibit to the Company's Annual Report on Form 10K for fiscal year ended December 31,1992, and incorporated herein by reference.

(5) Filed as an exhibit to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1994, and incorporated herein by reference.

(6) Filed as an exhibit to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1996, and incorporated herein by reference.

(7) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997, and incorporated herein by reference.

(8) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997, and incorporated herein by reference.

                                     Audited Financial Statements
                                 and Additional Financial Information

                                  Tangram Enterprise Solutions, Inc.

                             Years ended December 31, 1997, 1996, and 1995
                                  with Report of Independent Auditors

                       Tangram Enterprise Solutions, Inc.

                          Audited Financial Statements
                      and Additional Financial Information

                  Years ended December 31, 1997, 1996, and 1995



                                    Contents


Report of Independent Auditors.............................................  F-2

Audited Financial Statements

Balance Sheets.............................................................  F-3
Statements of Operations...................................................  F-4
Statements of Shareholders' Equity.........................................  F-5
Statements of Cash Flows...................................................  F-6
Notes to Financial Statements..............................................  F-7

Additional Financial Information

Schedule I - Valuation and Qualifying Accounts............................. F-17

                         Report of Independent Auditors


Board of Directors and Shareholders
Tangram Enterprise Solutions, Inc.

We have audited the balance sheets of Tangram Enterprise Solutions, Inc. as of December 31, 1997 and 1996, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tangram Enterprise Solutions, Inc. as of December 31, 1997 and 1996, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                           /s/ Ernst & Young LLP

Raleigh, North Carolina
January 23, 1998

                       Tangram Enterprise Solutions, Inc.

                                 Balance Sheets
                      (in thousands, except share amounts)

                                                                           December 31
                                                                       1997         1996
                                                                    -------------------------
Assets
Current assets:
   Cash and cash equivalents                                         $    246    $    176
   Accounts receivable, net of allowance of $1,149 and
     $244 in 1997 and 1996                                              2,971       2,991
   Other                                                                  261         267
                                                                    -------------------------
 Total current assets                                                   3,478       3,434

Property and equipment:
   Computer equipment and software                                        614         595
   Office equipment and furniture                                         127          83
   Leasehold improvements                                                  77          15
                                                                    -------------------------
                                                                          818         693
   Less accumulated depreciation and amortization                         352         205
                                                                    -------------------------
 Total property and equipment                                             466         488

Other assets:
   Notes receivable - officers                                          1,284         784
   Deferred software costs, net                                         3,289       3,022
   Cost in excess of net assets of business acquired, net               4,407       5,145
   Other                                                                   37          73
                                                                    -------------------------
 Total assets                                                        $ 12,961    $ 12,946
                                                                    =========================

Liabilities and shareholders' equity Current liabilities:
   Notes payable                                                     $     38    $    356
   Accounts payable                                                       671         590
   Accrued expenses                                                     1,447         723
   Deferred revenue                                                     2,865       2,620
                                                                    -------------------------
 Total current liabilities                                              5,021       4,289

Long-term debt - shareholder                                            3,006         400
Other liabilities                                                         451         --

Shareholders' equity:
   Common stock,  par value $0.01,  authorized  48,000,000 shares,
     15,767,747 issued and 15,681,729 outstanding in 1997 and
     15,665,363 issued and 15,633,032 outstanding in 1996                 158         157
   Additional paid-in capital                                          44,713      44,729
   Accumulated deficit                                                (39,888)    (36,427)
   Treasury stock, at cost, 86,018 shares and 32,331 shares in
     1997 and 1996                                                       (500)       (202)
                                                                    -------------------------
 Total shareholders' equity                                             4,483       8,257
                                                                    -------------------------
 Total liabilities and shareholders' equity                          $ 12,961    $ 12,946
                                                                    =========================

See accompanying notes.

                       Tangram Enterprise Solutions, Inc.

                            Statements of Operations
                    (in thousands, except per share amounts)


                                                                   Year ended December 31
                                                         1997                1996               1995
                                                  ---------------------------------------------------------
Net revenues:
   Licenses and product                              $     7,968         $     5,955       $     5,624
   Services                                                6,106               5,187             6,914
                                                  ---------------------------------------------------------
Total net revenues                                        14,074              11,142            12,538
 Cost of revenues                                          3,483               3,703             3,819
                                                  ---------------------------------------------------------

 Gross profit                                             10,591               7,439             8,719

Operating expenses:
   Sales and marketing                                     6,545               4,068             4,584
   General and administrative                              4,160               2,428             2,543
   Research and development                                3,192               1,228             1,829
                                                  ---------------------------------------------------------
Total operating expenses                                  13,897               7,724             8,956
                                                  ---------------------------------------------------------

Loss from operations                                      (3,306)               (285)             (237)

Other (expense) income                                      (155)                 32               (70)
                                                  ---------------------------------------------------------

Loss before income taxes                                  (3,461)               (253)             (307)
Provision for income taxes                                    --                  --              (878)
                                                  ---------------------------------------------------------
Net loss                                             $    (3,461)        $      (253)      $    (1,185)
                                                  =========================================================

Basic and diluted loss per common share              $     (0.22)        $     (0.02)      $     (0.08)
                                                  =========================================================

Weighted average number of common shares
   outstanding                                            15,631              14,811            14,459
                                                  =========================================================


See accompanying notes.

                       Tangram Enterprise Solutions, Inc.

                       Statements of Shareholders' Equity
                     (in thousands, except number of shares)


                                    Common Stock         Additional                        Treasury Stock
                              ------------------------     Paid-in     Accumulated     ----------------------   Shareholders'
                                 Shares       Amount       Capital       Deficit        Shares        Amount       Equity
                              ------------------------------------------------------------------------------------------------
Balance at December 31, 1994   14,332,217   $      143   $   44,214    $  (34,989)           --    $       --    $    9,368
   Exercise of stock options      195,659            2           61            --            --            --            63
   Net loss                            --           --           --        (1,185)           --            --        (1,185)
                              ------------------------------------------------------------------------------------------------
Balance at December 31, 1995   14,527,876          145       44,275       (36,174)           --            --         8,246
   Exercise of stock options    1,028,396           11          305           --        (32,331)         (202)          114
   Conversion of debt             109,091            1          149           --             --            --           150
   Net loss                            --           --           --          (253)           --            --          (253)
                              ------------------------------------------------------------------------------------------------
Balance at December 31, 1996   15,665,363          157       44,729       (36,427)      (32,331)         (202)        8,257
   Exercise of stock options      102,384            1          (16)           --        32,331           202           187
   Acquisition of treasury stock       --           --           --            --       (86,018)         (500)         (500)
   Net loss                            --           --           --        (3,461)           --            --        (3,461)
                              ------------------------------------------------------------------------------------------------
Balance at December 31, 1997   15,767,747   $      158   $   44,713    $  (39,888)      (86,018)   $     (500)   $    4,483
                              ================================================================================================

See accompanying notes.

                       Tangram Enterprise Solutions, Inc.

                            Statements of Cash Flows
                                 (in thousands)

                                                                  Year ended December 31
                                                               1997       1996       1995
                                                             ------------------------------
Operating activities
Net loss                                                     $(3,461)   $  (253)   $(1,185)
Adjustments to reconcile net loss to net cash provided
by operating activities:
   Depreciation                                                  286        281        401
   Amortization                                                2,248      2,333      1,818
   Reserve for doubtful accounts                               1,018         56        169
   Other                                                         314         --         --
   Decrease in deferred tax assets                                --         --        884
   Cash provided by changes in working capital items:
     Accounts receivable                                        (998)      (470)       328
     Other current assets                                          6         44        (47)
     Accounts payable                                             81         87         40
     Accrued expenses                                            724        337        (65)
     Deferred revenue                                            245        392       (220)
                                                             ------------------------------
Net cash provided by operating activities                        463      2,807      2,123

Investing activities
Deferred software costs                                       (1,777)    (2,164)    (1,286)
Expenditures for property and equipment                         (953)      (501)      (178)
Sale-leaseback of equipment and furniture                        826         --         --
Increase in notes receivable-officers                           (500)        --       (392)
Decrease (increase) in other assets                               36       (213)        --
                                                             ------------------------------
Net cash used in investing activities                         (2,368)    (2,878)    (1,856)

Financing activities
Net borrowings (repayments) on note payable to shareholder     2,606        400       (606)
Repayments on notes payable                                     (318)      (264)      (153)
Repayment of capital lease obligations                            --        (95)       (93)
Acquisition of treasury stock                                   (500)        --         --
Proceeds from exercise of stock options                          187        114         63
                                                             ------------------------------
Net cash provided by (used in) financing activities            1,975        155       (789)
                                                             ------------------------------

Net increase (decrease) in cash                                   70         84       (522)
Cash and cash equivalents, beginning of year                     176         92        614
                                                             ------------------------------
Cash and cash equivalents, end of year                       $   246    $   176    $    92
                                                             =============================

Supplemental disclosure of cash flow information
Cash paid during the period for interest                     $   208    $    52    $   140
                                                             =============================
Cash paid during the period for income taxes                 $     9    $     7    $    18
                                                             =============================


See accompanying notes.

                       Tangram Enterprise Solutions, Inc.

                          Notes to Financial Statements

                                December 31, 1997


1. Organization and Summary of Significant Accounting Policies

Organization and Description of Business

Tangram Enterprise Solutions, Inc., (the "Company") provides enterprise wide solutions, including asset tracking and electronic software distribution for large heterogeneous computing environments, encompassing mainframe, UNIX-based mini and LAN server platforms. The Company's common stock trades on The Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the symbol TESI. The Company is a member of the Safeguard Scientifics, Inc. ("Safeguard") partnership of companies. Safeguard supports technology - driven growth companies with an emphasis on information system markets. Safeguard is the majority shareholder of the Company holding approximately 67% of the Company's outstanding common shares.

In March 1996, the Company sold the assets and liabilities of the LAN division, formerly Knozall Systems, Inc. ("Knozall") to its former owner, who was an officer and director of the Company until the date of sale. In exchange for the cancellation of $850,000 of a $1 million note due the buyer issued in connection with the 1994 acquisition of Knozall, the Company transferred all of the net assets of the LAN division, made a cash payment of $213,000 and issued a $300,000 note due in 24 equal installments. The buyer elected to convert the remaining $150,000 of the $1 million note into 109,091 shares of Tangram common stock. In addition, the Company retained rights to certain technology developed in the LAN division since August 1, 1994.

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

Revenue Recognition

In October 1997, the AICPA issued Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition", which supersedes Statement of Position 91-1. The Company will be required to adopt SOP 97-2 for software transactions entered into beginning January 1, 1998, and retroactive application to years prior to adoption is prohibited. The Company's management anticipates that the adoption of SOP 97-2 will not have a material impact on the Company's results of operations. The Company generates revenues from licensing the rights to use its software products primarily to end-users. The Company also generates revenues from post-contract support (maintenance), consulting and training services performed for customers who license its products.

                       Tangram Enterprise Solutions, Inc.

1. Organization and Summary of Significant Accounting Policies (continued)

Net license and product revenues include software license fees under perpetual licensing agreements and revenues from the sale of gateway and other products, which include both hardware and software. Revenues from software license agreements and product sales are recognized currently, provided that all of the following conditions are met: a non-cancelable license agreement has been signed, the software has been delivered, there are no material uncertainties regarding customer acceptance, collection of the resulting receivable is deemed probable, and no other significant vendor obligations exist. Revenues from maintenance services are recognized ratably over the term of the maintenance period, generally one year. Maintenance revenues that are bundled with license agreements are unbundled and allocated to each component. Consulting revenues are primarily related to implementation services performed on a time and material basis under separate service agreements for the installation of the Company's software products. Revenues from consulting and training services are recognized as the respective services are performed.

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

Sales and Concentration of Credit Risk

The Company operates in a single industry and is engaged in design and sale of a limited number of software products. During 1997 and 1996, approximately 10% and 17% of sales were made to the Company's largest customer. No single customer accounted for more than 10% of total revenues in 1995. One of the Company's customers represented 21% of the accounts receivable balance at December 31, 1997.

International sales (including maintenance contracts) represented approximately 14%, 8%, and 14% of the Company's total revenues in fiscal years 1997, 1996, and 1995, respectively. To date, international revenue has been denominated in United States currency; therefore, the Company's results of operations have not been affected by currency fluctuation.

The Company's principal financial instrument subject to potential concentration of credit risk is accounts receivable, which are unsecured. The Company performs ongoing credit evaluations of its customer's financial condition. Management believes that the concentration of credit risk with respect to trade receivables is further mitigated as the Company's customer base consists primarily of Fortune 1000 companies. The Company maintains reserves for credit losses and such losses historically have been within management estimates.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization of property and equipment is provided using the straight-line method over estimated useful lives ranging from three to seven years.

                       Tangram Enterprise Solutions, Inc.

1. Organization and Summary of Significant Accounting Policies (continued)

Intangible Assets

Intangible assets are amortized by the methods and over the estimated lives as set forth in Note 2.

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes". Under SFAS 109, the liability method is used in accounting for income taxes and deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities.

Loss Per Share

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 128 ("SFAS 128"), "Earnings per Share". This pronouncement supersedes Accounting Principles Board Opinion No. 15 ("APB 15"),"Earnings per Share" and specifies the computation, presentation and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock equivalents. SFAS 128 replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and requires restatement of EPS for all prior periods reported. The new standard requires additional informational disclosures, and also makes certain modifications to the currently applicable EPS calculations defined in APB 15. The calculations of loss per share under APB 15 and SFAS 128 for the three years ended December 31, 1997, 1996 and 1995 were the same. The loss per common share calculations are computed based on the weighted average number of common shares actually outstanding during each period. Diluted EPS is not presented because the effect of inclusion of the exercise of stock options would be to reduce the loss per common share. If the exercise of stock options were included, the weighted average number of common shares outstanding would have increased by 1,622,000, 2,362,000 and 1,360,000 shares for the three years ended December 31, 1997, 1996 and 1995, respectively.

Accounting for Stock Options

In 1996, the Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" which gives companies the option to adopt the fair value method for expense recognition of employee stock options and other stock-based awards or to continue to account for such items using the intrinsic value method as outlined under Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" with pro forma disclosures of net income (loss) and net income (loss) per share as if the fair value method had been applied. The Company has elected to continue to apply APB 25 for stock options and other stock based awards and has disclosed pro forma net loss and net loss per share as if the fair value method had been applied.

Reclassifications

Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform with 1997 presentation. These reclassifications had no effect on net loss or shareholders' equity as previously reported.

                       Tangram Enterprise Solutions, Inc.

2. Intangible Assets

Intangible assets consist of the following at December 31, 1997 and 1996 (in thousands):

                                         Amortization         Estimated
                                            Method              Lives            1997          1996
                                         ----------------------------------------------------------------
Cost in excess of net assets of
   business acquired                     Straight-line        10-15 years      $   8,588     $  8,588
Software development costs               Straight-line            3 years          6,276        6,199
                                                                             ----------------------------
                                                                                  14,864       14,787
Less accumulated amortization                                                      7,168        6,620
                                                                             ----------------------------
                                                                               $   7,696     $ 8,167
                                                                             ============================

The Company assesses the recoverability of the excess of cost over net assets of business acquired based on management's projections of future cash flow of the respective operations.

Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". Costs associated with the planning and designing phase of software development, including coding and testing activities necessary to establish technological feasibility, are classified as product development and expensed as incurred. Once technological feasibility has been determined, additional costs incurred in development, including coding, testing, and product quality assurance, are capitalized.

Amortization  is  provided  on a  product-by-product  basis  over the  estimated economic life of the software, not to exceed three years, using the straight-line method. Amortization commences when a product is available for general release to customers. During 1997, approximately $1,700,000 of fully amortized software development costs were removed from intangible assets and accumulated amortization.

Research and development costs are comprised of the following as of December 31 (in thousands):

                                                                 1997           1996            1995
                                                            --------------------------------------------
Research and development costs incurred                      $   4,969      $   3,392      $   3,115
Less - capitalized software development costs                   (1,777)        (2,164)        (1,286)
                                                            --------------------------------------------
Research and development costs, net                          $   3,192      $   1,228      $   1,829
                                                            ============================================

Included in cost of revenues is amortization of software development costs of $1,510,000, $1,575,000 and $1,060,000 in 1997, 1996 and 1995, respectively.

                       Tangram Enterprise Solutions, Inc.

3. Debt

The Company has a $6 million unsecured revolving line of credit with Safeguard. The amount of this line of credit was increased from $1 million to $5 million in April 1997 and to $6 million in July 1997 to finance the cost of introducing and marketing the new Asset Insight product. Terms of the line of credit require monthly interest payments at the prime rate plus 1%. Principal is due thirteen months after date of demand by Safeguard or earlier in the case of a sale of substantially all of the assets of the Company, a business combination or upon the closing of a debt or equity offering.

Total interest expense was $256,000, $57,000 and $158,000 for the years ended 1997, 1996 and 1995, respectively.

4. Leases

In July 1997, the Company entered into a sale-leaseback agreement. Under the arrangement, the Company will sell up to $1,000,000 of computer equipment and furniture and lease it back for a period of up to 48 months. In August, the Company sold computer equipment and furniture with a net book value of $689,000 for approximately $826,000 under the sale-leaseback agreement. The lease has been accounted for as an operating lease. The minimum monthly rental payment under this transaction is approximately $19,900. The gain recognized in this transaction has been deferred and will be amortized as a reduction to rent expense over the term of the lease.

The Company leases its facilities and certain equipment under several non-cancelable operating lease agreements that expire at various times through 2004. Rental expense under these leases for the years ended December 31, 1997, 1996 and 1995 totaled approximately $1,184,000, $751,000 and $759,000, respectively.

Future minimum lease payments under noncancelable operating leases at December 31, 1997 are as follows (in thousands):


   1998                                    $     1,258
   1999                                          1,275
   2000                                          1,094
   2001                                            921
   2002                                            935
   Thereafter                                    1,755
                                           --------------
                                           $     7,238
                                           ==============

                       Tangram Enterprise Solutions, Inc.

5. Stock Options

The Company has granted incentive and non-qualified stock options to employees and directors, both under and outside of formal option plans. The Company has three outstanding stock option plans: the 1988 Stock Option Plan (the "1988 Plan"), the Stock Option Plan for Directors (the "Directors' Plan") and the 1997 Equity Compensation Plan (the "1997 Plan").

The Company may no longer grant options under the 1988 Plan or the Directors' Plan. In April 1997, the Board of Directors proposed and, in May 1997, the stockholders adopted the 1997 Equity Compensation Plan and reserved 2,000,000 shares of the Company's common stock for possible issuance. Through December 31, 1997 the Company had options outstanding of 1,931,600, 198,000 and 212,500 shares, respectively, under these plans. Under the plans, the Board of Directors determines the option exercise price on a per-grant basis, but the price shall not be less than fair market value on the date of grant. Generally, outstanding options vest over periods not exceeding 4 years after the date of grant and expire 10 years after the date of grant. All options granted under the plans to date have been at prices which have been equal to fair market value at date of grant. At December 31, 1997, the Company reserved approximately 4,129,000 shares of common stock for future issuance under the plans.

Option activity under the Company's plans are summarized below (in thousands, except per share amounts):

                                               1997                    1996                   1995
                                     ------------------------- -----------------------------------------------
                                                   Weighted                Weighted               Weighted
                                                    Average                Average                 Average
                                                   Exercise                Exercise               Exercise
                                       Shares        Price      Shares      Price      Shares       Price
                                     -------------------------------------------------------------------------
Outstanding at beginning of year        2,219         $1.65       2,968       $1.12    2,972         $0.39
Options granted                           290          6.73         350        2.25      347          2.17
Options exercised                        (134)         1.39      (1,028)       0.31     (196)         0.32
Options canceled                          (33)         6.55         (71)       1.82     (155)         1.55
                                     -------------------------------------------------------------------------
Outstanding at end of year              2,342         $2.27       2,219       $1.65    2,968         $1.12
                                     =========================================================================

Options exercisable at year-end         1,652                     1,280                1,778
Shares available for future grant       1,787                       161                  441

The  following   summarizes   information  about  the  Company's  stock  options
outstanding at December 31, 1997 (in thousands, except per share amounts):

                                       Options Outstanding                        Options Exercisable
                        ------------------------------------------------------------------------------------
       Range of             Number           Weighted.         Weighted        Number          Weighted
       Exercise           Outstanding     Avg. Remaining    Avg. Exercise    Exercisable    Avg. Exercise
        Prices            at 12/31/97    Contractual Life       Price        at 12/31/97        Price
------------------------------------------------------------------------------------------------------------
    $1.00 - $1.25             443                6.8 yrs.       $ 1.14            300           $  1.08
    $1.50 - $1.75           1,316                6.3              1.50          1,223              1.50
    $2.19 - $2.50             236                7.5              2.19             99              2.19
    $4.69 - $6.13             124                9.0              5.28             27              6.05
     $7.00- $8.13             213                9.3              7.38              0              0.00
        $10.25                 10                8.4             10.25              3             10.25
                        ------------------------------------------------------------------------------------
                            2,342                6.9 yrs.       $ 2.27          1,652           $  1.55
                        ====================================================================================

                       Tangram Enterprise Solutions, Inc.

5. Stock Options (continued)

The Company applies APB 25 and related interpretations in accounting for its various stock option plans. Had compensation expense been recognized consistent with SFAS 123, the Company's net loss would have been increased to $3,959,000 or $0.25 per share, in 1997, $561,000, or $0.04 per share, in 1996 and $1,258,000, or $0.09 per share, in 1995.

The per share weighted-average fair value of stock options issued by the Company during 1997, 1996 and 1995 was $5.26, $1.67 and $2.04, respectively, on the dates of grant.

The following assumptions were used by the Company to determine the fair value of stock options granted using the Black-Scholes option-pricing model:

                                         1997               1996                1995
                                  -------------------------------------------------------
Dividend yield                                0%                   0%                  0%
Expected volatility                         100%         116% to 138%        112% to 115%
Expected option life               5 to 10 years        4 to 10 years       4 to 10 years
Risk-free interest rate             5.9% to 6.8%         6.1% to 6.9%        5.8% to 5.9%

Pro forma net loss reflects only options granted in 1997, 1996 and 1995. Therefore, the full impact of calculating compensation expense for stock options under SFAS 123 is not reflected in the pro forma net loss amounts presented above because compensation expense is reflected over the options' vesting period and compensation expense for options granted prior to January 1, 1995 is not considered.

6.   Related Party Transactions

In April 1997, the Company made non-recourse, non-interest bearing loans to certain officers of the Company in the aggregate amount of $500,000 and repurchased from these officers a total of 86,018 shares of the Company's common stock for a purchase price of $500,000. The stock was acquired at its current market price as reflected by the average of the day's best bid and asked prices. The stock is held in treasury. The loans are secured by shares of the Company's common stock owned by the officers and mature at the end of three years or termination of employment, whichever occurs first. In addition, during 1995 and 1994, the Company made non-recourse, non-interest bearing loans to certain officers of the Company totaling $784,000. The loans are secured by shares of the Company's common stock owned by the officers and mature at the end of five years or termination of employment, whichever occurs first. The total loans outstanding at December 31, 1997 and 1996, were $1,284,000 and $784,000, respectively.

During the years ended December 31, 1997, 1996 and 1995, the Company paid administrative services fees to Safeguard totaling approximately $254,000,
$261,000 and $187,000, respectively. The Company also incurred and paid Safeguard interest costs under a revolving credit agreement of $186,000, $7,000 and $45,000 in 1997, 1996 and 1995, respectively.

                       Tangram Enterprise Solutions, Inc.

7.   Income Taxes

The Company had no income tax expense in 1997 or 1996 due to current year losses. In 1995, the Company recorded a $878,000 tax provision for a valuation allowance against a previously recorded deferred tax asset.

The components of net deferred taxes as of December 31 are as follows (in thousands):

                                                 1997               1996
                                          --------------------------------------
Deferred tax assets
   Tax loss carryforwards                      $   9,652          $   9,186
   Tax credit carryforwards                          455                464
   Deferred software costs                          (777)               (61)
   Purchased research and development                  0                357
   Allowance for doubtful accounts                   391                 83
   Other                                             297                101
                                          --------------------------------------
Total gross deferred tax assets                   10,018             10,130
Valuation allowance                              (10,018)           (10,130)
                                          --------------------------------------
Net deferred tax assets                        $      --          $      --
                                          ======================================

The actual income tax expense for 1997, 1996 and 1995 differs from the "expected" amount (computed by applying the statutory federal income tax rate of 34% to the loss before income taxes) as follows (in thousands):

                                              1997               1996               1995
                                      ----------------------------------------------------------
Computed "expected" tax benefit            $    (868)         $     (86)         $    (108)
Non-deductible amortization                      251                257                257
Change in valuation allowance                   (112)              (187)               724
Other                                            729                 16                  5
                                      ----------------------------------------------------------
Actual tax expense                         $      --          $      --          $     878
                                      ==========================================================

                       Tangram Enterprise Solutions, Inc.

7.   Income Taxes (continued)

At December 31, 1997, the Company has net operating loss carryforwards of approximately $28 million. The net operating loss carryforwards expire in various amounts from 1998 through 2012. The Tax Reform Act of 1986 contains provisions that limit the ability to utilize net operating loss carryforwards in the case of certain events including significant changes in ownership interests. As there was a significant change in ownership interests (as defined) on June 29, 1989, the Company is limited in its ability to utilize approximately $18 million of net operating loss carryforwards. The annual limitation for the utilization of these carryforwards is approximately $1.3 million, and any unused amount can be utilized in subsequent years within the carryforward period.

At December 31, 1997, the Company had available approximately $426,000 and $29,000 of research and development and investment credit carryforwards, respectively, which expire in varying amounts from 1998 through 2003.

8.   Employee Benefit Plan

The Company has a retirement plan which is qualified under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the Board of Directors. No Company contributions have been made through December 31, 1997.

The Company does not offer post-retirement or post-employment benefits.

9.   Contingencies

In February, 1998, the Company filed a suit that seeks damages in the amount of $1.1 million due to a customer's breach of its obligations to the Company under a software licensing agreement due to that customer's failure to pay for software products sold and delivered by the Company. The complaint also asks for a declaratory judgment declaring that the Company is not in default of any warranty obligations owed under the agreement and that the customer is not entitled to any payments or refunds from the Company. As the result of claims by the customer that have called into question the collectability of a receivable that was outstanding at December 31, 1997, the Company has provided a reserve of approximately $1.0 million. The Company continues to seek a negotiated resolution of the dispute and will continue this litigation only if those attempts at negotiation prove unsuccessful. While it is impossible to predict with any certainty the outcome of the litigation if pursued, the Company believes that there is substantial merit to its claims.

There are no other material pending legal proceedings to which the Company is a party or of which any of its property is subject.

                        Additional Financial Information

                       Tangram Enterprise Solutions, Inc.

                 Schedule I - Valuation and Qualifying Accounts

                  Years ended December 31, 1997, 1996, and 1995




                                                 Balance at           Additions
                                                Beginning of      Charged to Costs   Deductions from    Balance at End of
                                                   Period           and Expenses        Reserves             Period
                                             -------------------  -------------------------------------------------------
Year ended December 31, 1997:
  Allowance for doubtful accounts              $     244,100       $   1,017,900      $     113,400      $   1,148,600

Year ended December 31, 1996:
  Allowance for doubtful accounts                    225,000              55,500             36,400            244,100

Year ended December 31, 1995:
  Allowance for doubtful accounts                    262,300             169,000            206,300            225,000

Other schedules have been omitted because they are inapplicable, immaterial, or not required, as the information is included in the audited financial statements or notes thereto.