Form 10-Q
period 1998-03-31
TANGRAM ENTERPRISE SOLUTIONS INC
filed 1998-05-15
CIK 804121

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (Mark one)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ________________ to __________________

                             ----------------------

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes _X_    No ___

     The number of outstanding shares of Common Stock, $0.01 par value per share, as of May 12, 1998 was 15,735,799.

                       TANGRAM ENTERPRISE SOLUTIONS, INC.

                                      INDEX



                          PART I. FINANCIAL INFORMATION



Item 1 - Financial Statements:

     Balance Sheets -March 31, 1998 (Unaudited) and December 31, 1997..........3

     Statements of Operations - Three Months Ended
          March 31, 1998 and 1997 (Unaudited)..................................4

     Statements of Cash Flows - Three Months Ended
          March 31, 1998 and 1997 (Unaudited)..................................5

     Notes to the Financial Statements.........................................6

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................8



                           PART II. OTHER INFORMATION



Item 6 - Exhibits and Reports on Form 8-K.....................................13

Signatures....................................................................14

                       Tangram Enterprise Solutions, Inc.

                                 Balance Sheets
                      (in thousands, except share amounts)

                                                                              March 31          December 31
                                                                                1998                1997
                                                                          ---------------------------------
                                                                            (unaudited)         (audited)
Assets
Current assets:
   Cash and cash equivalents                                                 $    276           $    246
   Accounts receivable, net of allowance of $1,203 and $1,149
     in 1998 and 1997                                                           2,842              2,971
   Other                                                                          358                261
                                                                          ---------------------------------
     Total current assets                                                       3,476              3,478

Property and equipment:
   Computer equipment and software                                                590                614
   Office equipment and furniture                                                 126                127
   Leasehold improvements                                                          88                 77
                                                                          ---------------------------------
                                                                                  804                818
   Less accumulated depreciation and amortization                                 395                352
                                                                          ---------------------------------
     Total property and equipment                                                 409                466

Other assets:
   Notes receivable - officers                                                  1,284              1,284
   Deferred software costs, net                                                 3,322              3,289
   Costs in excess of net assets of business acquired, net                      4,220              4,407
   Other                                                                           40                 37
                                                                          ---------------------------------
     Total other assets                                                         8,866              9,017
                                                                          ---------------------------------
     Total assets                                                            $ 12,751           $ 12,961
                                                                          =================================

Liabilities and shareholders' equity
Current liabilities:
   Accounts payable                                                               659                671
   Accrued expenses                                                             1,105              1,485
   Deferred revenue                                                             2,291              2,865
                                                                          ---------------------------------
     Total current liabilities                                                  4,055              5,021

Long-term debt - shareholder                                                    3,675              3,006

Other liabilities                                                                 460                451

Shareholders' equity
   Common stock, par value $0.01, authorized 48,000,000 shares,
     15,793,017 and 15,767,747 issued in 1998 and 1997                            158                158
   Additional paid-in capital                                                  44,698             44,713
   Accumulated deficit                                                        (39,882)           (39,888)
   Treasury stock, at cost, 71,018 shares and 86,018 shares in 1998
     and 1997                                                                    (413)              (500)
                                                                          ---------------------------------
     Total shareholders' equity                                                 4,561              4,483
                                                                          ---------------------------------
     Total liabilities and shareholders' equity                              $ 12,751           $ 12,961
                                                                          =================================

See accompanying notes.

                       Tangram Enterprise Solutions, Inc.

                            Statements of Operations
                    (in thousands, except per share amounts)



                                                              Three months ended March 31
                                                                1998               1997
                                                           ---------------------------------
                                                                     (unaudited)
Revenues:
   Licenses and product                                       $  2,503           $  1,081
   Services                                                      1,653              1,522
                                                           ---------------------------------
Total revenues                                                   4,156              2,603
 Cost of revenues                                                  973                831
                                                           ---------------------------------

 Gross profit                                                    3,183              1,772

Operating expenses:
   Sales and marketing                                           1,624              1,315
   General and administrative                                      764                722
   Research and development                                        744                649
                                                           ---------------------------------
Total operating expenses                                         3,132              2,686
                                                           ---------------------------------

Earnings (loss) from operations                                     51               (914)

Other (expense) income                                             (45)               (12)
                                                           ---------------------------------

Earnings (loss) before income taxes                                  6               (926)
Provision for income taxes                                          --                 --
                                                           ---------------------------------

Net (earnings) loss                                           $      6           $   (926)
                                                           =================================

Earnings (loss) per common share
    Basic and diluted                                         $   0.00           $  (0.06)
                                                           =================================

Weighted average number of common shares outstanding
    Basic                                                       15,700             15,670
                                                           =================================
    Diluted                                                     17,396             15,670
                                                           =================================


See accompanying notes

                       Tangram Enterprise Solutions, Inc.

                            Statements of Cash Flows
                                 (in thousands)


                                                                      Three months ended March 31
                                                                        1998              1997
                                                                   --------------------------------
                                                                             (unaudited)
Operating activities
   Net earnings (loss)                                                $     6           $  (926)
   Adjustments to reconcile net earnings (loss)  to net cash
     (used in) provided by operating activities:
       Depreciation                                                        58                99
       Amortization                                                       661               565
       Other                                                               54                13
   Cash provided by changes in working capital items:
       Accounts receivable                                                 70               356
       Other current assets                                               (97)              (50)
       Accounts payable                                                   (12)              805
       Accrued expenses                                                  (342)               99
       Deferred revenue                                                  (574)             (435)
                                                                   --------------------------------
Net cash (used in) provided by operating activities                      (176)              526

Investing activities
   Deferred software costs                                               (507)             (431)
   Expenditures for property and equipment                               (161)             (574)
   Sale-leaseback of equipment and furniture                              174              --
   Increase (decrease) in other assets                                     (3)             --
                                                                   --------------------------------
Net cash used in investing activities                                    (497)           (1,005)

Financing activities
   Net borrowings from shareholder                                        669               400
   Net repayments on notes payable                                        (38)              (62)
   Proceeds from exercise of stock options                                 72                 7
                                                                   --------------------------------
Net cash provided by financing activities                                 703               345
                                                                   --------------------------------

Net increase in cash                                                       30              (134)
Cash and cash equivalents, beginning of period                            246               176
                                                                   ================================
Cash and cash equivalents, end of period                              $   276           $    42
                                                                   ================================

Supplemental disclosure of cash flow  information
Cash paid during the period for interest                              $    74           $    22
                                                                   ================================


See accompanying notes.

                       TANGRAM ENTERPRISE SOLUTIONS, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Basis of Presentation

Basis of Presentation

     The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the statements have been included. The interim operating results are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the financial statements and accompanying footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

Earnings per share

     The basic earnings common share calculations for 1998 and 1997 are computed based on the weighted-average number of common shares outstanding during each period. Diluted earnings per common share reflect the potential dilution that would occur assuming the exercise of stock options. Basic and diluted earnings per share are the same in 1997 because the effect of inclusion of the exercise of stock options would be to reduce the loss per common share. If the exercise of stock options were included in 1997, the weighted average number of common shares outstanding would have increased by 1,605,300 shares.

Reclassifications

     Certain amounts in the 1997 financial statements have been reclassified to conform to 1998 presentation. These reclassifications had no effect on net loss or shareholders' equity as previously reported.

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

Research and development costs are comprised of the following as of March 31 (in thousands):

                                                        1998           1997
                                                    ----------------------------

Research and development costs                       $  1,251        $  1,080

Less - capitalized software development costs            (507)           (431)
                                                    ============================
Research and development costs, net                  $    744        $    649
                                                    ============================

     Included in cost of revenues is amortization of software development costs of $474,000 and $375,000 in 1998 and 1997, respectively.

                       TANGRAM ENTERPRISE SOLUTIONS, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)

Note 3.  Long-term Debt - Shareholder

     The Company has a $6 million unsecured revolving line of credit with Safeguard Scientifics, Inc. ("Safeguard"), a majority shareholder of the Company, holding approximately 67% of the Company's outstanding shares. Terms of the line of credit require monthly interest payments at the prime rate plus 1%. Principal is due thirteen months after date of demand by Safeguard or earlier in the case of a sale of substantially all of the assets of the Company, a business combination or upon the closing of a debt or equity offering. As of May 12, 1998, borrowings under the line of credit with Safeguard are $4.3 million.

Note 4.  Lease

     In July 1997, the Company entered into a sale-leaseback agreement. Under the arrangement, the Company can sell up to $1,000,000 of computer equipment and furniture and lease it back for a period of up to 48 months. In August 1997, the Company sold computer equipment and furniture with a net book value of $689,000 for approximately $826,000 under the sale-leaseback agreement. Under this agreement, in March 1998, the Company received proceeds of $174,000 for the sale of computer equipment with a net book value of $161,000. The leaseback has been accounted for as an operating lease. The aggregate minimum monthly rental payment under these transactions is approximately $24,100. The gains recognized in these transactions have been deferred and will be amortized to income in proportion to rental expense over the term of the lease.

Note 5.  Related Party Transactions

     During the three months ended March 31, 1998 and 1997, the Company incurred administrative service fees to Safeguard totaling approximately $57,000 and $79,000, respectively. The Company also incurred $71,000 and $17,000 of interest costs in 1998 and 1997, respectively, under the revolving line of credit with Safeguard.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including without limitation statements regarding the Company's expectations, beliefs, intentions, or strategies regarding the future. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those set forth in this section and those set forth in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 8, 1998.

Overview

     Tangram Enterprise Solutions, Inc. (the "Company") provides state-of-the-art enterprise-wide solutions, including asset tracking and electronic software distribution for large heterogeneous computing environments, encompassing mainframe, UNIX-based mini, and LAN server platforms. Asset Insight(R), an information technology asset tracking product launched in 1996, allows businesses to track changes in their information technology asset base (including hardware and software), forward plan technology requirements, optimize end-user productivity, and calculate the cost of software and hardware upgrades. AM:PM(R) is the Company's industry-leading solution for automated software distribution, data distribution and collection, and remote resource management. AM:PM, along with expert consulting services, provides businesses with solutions to manage an enterprise's heterogeneous and remote information technology systems. Asset Advantage(TM) is a fully automated, enterprise-wide electronic software distribution solution that creates a standardized work flow process across multiple platforms and is integrated with Asset Insight. The Company is a member of the Safeguard Scientifics, Inc. ("Safeguard") partnership of companies. Safeguard supports technology-driven growth companies with an emphasis on information system markets. Safeguard owns approximately 67% of the Company.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. These date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century. dates. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. Although Asset Insight includes Year 2000 analyses that enable organizations to assess at-risk assets, determine the cost of correcting at-risk software, manage the correction process, and audit the enterprise to ensure problems are not re-emerging, the Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues. Many companies are expending significant resources to correct their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company.

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

Results of Operations

Revenues

     Revenues for the three month period ended March 31, 1998 grew 60% to $4.2 million, compared with revenues of $2.6 million for the comparable period in 1997. The revenue increase was driven by a 132% increase in product revenues, principally the sale of Asset Insight, in 1998 over the comparable 1997 quarter. As of March 31, 1998, the Company has expanded its total number of channel partners that resell Asset Insight from seven in March 1997 to 34 national and regional value-added resellers, system integrators and other channel partners. In addition, the number of channel partners contributing to the quarterly revenues increased to 14 in 1998 compared to 3 in 1997.

     License and product revenues include Asset Insight sales; AM:PM and related product revenues; and traditional mainframe product sales of Arbiter and gateways including product upgrades and add-ons. Product revenues increased to $2.5 million in 1998 from $1.1 million in 1997. The product revenue increase was primarily the result of a $1.3 million increase in Asset Insight sales. While the Company has seen growth in the number and size of proposals including Asset Insight, presented by its channel partners, it is uncertain whether such proposals will result in future sales.

     Service revenues include software and hardware maintenance contracts, implementation services, and training and support services not otherwise covered under maintenance agreements. Service revenues increased 9% to $1.7 million in 1998 from $1.5 million in 1997 due in part to higher maintenance revenues generated by Asset Insight sales offset by a decrease in implementation services.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Revenues (continued)

     International sales (including maintenance contracts) represented approximately 24% and 10% of the Company's total revenues in 1998 and 1997, respectively. In 1998, the Company recognized revenue related to the final phase of a contract awarded in September 1997 for an enterprise-wide Asset Insight implementation. To date, international revenue has been denominated in United States currency and the Company has not otherwise experienced material adverse effects associated with doing business overseas. If the Company's international sales continue to grow, the Company will be exposed to risks inherent with international revenue. Some of the risk factors include the impact of longer payment cycles, greater difficulty in accounts receivable collection, and unexpected changes in regulatory requirements and tariffs. If future international sales are denominated in local currency, there is an additional risk associated with fluctuating exchange rates.

Cost of Revenues

     Cost of revenues includes costs principally related to the distribution of licensed software and hardware products and the amortization of capitalized software development costs. Cost of revenues also reflects the cost of the direct labor force, including the associated personnel, travel and subsistence, and occupancy costs incurred in connection with providing implementation and maintenance services. A significant component of cost of revenues is attributable to the amortization of deferred development cost, which is fixed in nature. Therefore, as a result of higher revenues in 1998, cost of revenues as a percentage of total revenues decreased to 23% from 32% in 1997. Cost of revenues increased 17% to $973,000 in 1998 from $831,000 in 1997. The overall increase in the amount of cost of revenues is due to higher amortization of deferred development costs, primarily associated with the development of the Asset Insight product, and increased payroll and related costs for additional personnel hired to provide customer support and service to Asset Insight channel partners and end-users.

Sales and Marketing Expenses

     Sales and marketing expenses consist principally of salaries, commissions and benefits for sales, marketing, and channel support personnel, and the costs associated with product promotions and related travel. With the introduction of Asset Insight, the Company converted from a direct sales channel to an indirect sales organization for the distribution of this product. By developing relationships with resellers, systems integrators, and other third-party vendors that provide consulting and integration services and deliver products developed for this market, the Company seeks to acquire an early presence in the market, cover the expected demand for the product, manage the geographically dispersed nature of the target market, and build a large number of salespeople in the field. As such, sales and marketing expenses increased 24% to $1.6 million for the three month period ended March 31, 1998 from $1.3 million for the comparable period in 1997. Sales and marketing expenses, however, decreased as a percentage of revenue to 39% in 1998 from 51% in 1997. The increase in absolute dollars was primarily due to the Company's continuing investment in staffing, marketing and increased travel costs to promote market awareness of the Asset Insight product. The number of sales and marketing personnel has increased 66% over the comparable 1997 quarter. The Company has developed a total of 38 reseller relationships to date for the marketing of Asset Insight. The Company is currently investing and intends to continue to invest significant resources in developing additional sales and marketing channels through value-added resellers ("VARs"), system integrators, original equipment manufacturers ("OEMs"), and other channel partners. There can be no assurance that the Company will be able to attract channel partners that will be able to market the Company's products effectively and will be qualified to provide timely and cost-effective customer support and service. Any failure by the Company to establish and maintain such distribution relationships could have a material adverse effect on the Company's business, operating results and financial condition.

General and Administrative Expenses

     General and administrative expenses consist principally of salaries and benefit costs for administrative personnel, general operating costs and legal, accounting and other professional fees. General and administrative expenses increased 6% in 1998 to $764,000 from $722,000 in 1997. As a percentage of total revenues, general and administrative expenses decreased to 18% in 1998 from 28% in 1997 principally as a result of a larger revenue base in 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Research and Development

     Research and development expenses consist primarily of salaries and benefits for the Company's software development and technical support staff and, to a lesser extent, costs associated with independent contractors. The Company capitalizes certain software development costs incurred to develop new software or to enhance the Company's existing software. Such capitalized costs are amortized on an individual product basis commencing when a product is generally available for release. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Gross expenditures for research and development increased 16% to $1.3 million in 1998 from $1.1 million in 1997. The increase is due to personnel increases and the related staffing costs associated with the Company's continuing commitment to developing enhancements and improvements of the Asset Insight product and its other product lines. As a percentage of revenues, gross research and development costs were 30% for 1998 compared to 41% for 1997. Net research and development expenses increased to $744,000 in 1998 from $649,000 in 1997. This increase was due primarily to higher staffing costs. As a percentage of total revenues, net research and development expenses decreased to 18% in 1998 from 25% in 1997. The Company anticipates that research and development expenses will continue to increase in absolute dollars but may fluctuate as a percentage of revenues.

Provision for Income Taxes

     There was no provision for income taxes in 1998 and 1997, as result of the net operating loss carryforwards available for 1998 and the loss reported in 1997.

Net Earnings (Loss)

     The Company recorded net income of $6,000, or $0.00 per share, for the first quarter of 1998 as compared to a net loss of $926,000, or $0.06 per share, for the comparable period in 1997. The revenue growth and the increase in operating expenses in 1998 are the result of the Company's substantial expenditures towards market awareness, channel establishment and continued product development of Asset Insight. The Company expects to continue devoting substantial resources to developing sales and to product research and development.

Impact of Recently Issued Accounting Standards

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 131, ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information". The Company was required to adopt the provisions of this pronouncement, if applicable, for the fiscal year ending December 31, 1998. The adoption of this pronouncement is not expected to have an impact on the Company's financial position and results of operation nor is it expected to significantly change the presentation of the Company's financial statements and related notes and data thereto.

     In 1998, the Accounting Standards Executive Committee issued a statement of position on accounting for the costs of computer software developed or obtained for internal use ("SOP 98-1"). SOP 98-1 is effective for transactions entered into in fiscal years beginning after December 15, 1998. The Company has reviewed the statement of position and believes its adoption will not have a material effect on the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

     The Company has funded its operations through borrowings and cash generated from operations. To fund the Company's growth plan, the Company has arranged a $6.0 million unsecured revolving line of credit with Safeguard. Terms of the line of credit require monthly interest payments at the prime rate plus 1%. Principal is due thirteen months after date of demand by Safeguard or earlier in the case of a sale of substantially all of the assets of the Company, a business combination or upon the closing of a sale of a debt or equity offering. As of May 12, 1998, borrowings under the line of credit with Safeguard are $4.3 million.

     In July 1997, the Company entered into a sale-leaseback agreement. Under the arrangement, the Company can sell up to $1,000,000 of computer equipment and furniture and lease it back for a period of up to 48 months. In August 1997, the Company sold computer equipment and furniture with a net book value of $689,000 for approximately $826,000 under the sale-leaseback agreement. Under this agreement, in March 1998, the Company received proceeds of $174,000 for the sale of computer equipment with a net book value of $161,000.

     Net cash used in operating activities consisted primarily of non-cash expenses offset by the net change in working capital items. The decrease in net cash provided by operating activities between 1998 and 1997 was primarily due to an increase in working capital requirements in 1998 offset by the net loss reported in 1997.

     Net cash used in investing activities for 1998 consisted primarily of the investment associated with the Company's ongoing commitment to developing enhancements and improvements of the Asset Insight product and the purchase of furniture and equipment to support the anticipated growth of the business, offset by the proceeds received under the sale-leaseback agreement described above.

     Net cash provided by financing activities in 1998 consisted primarily of borrowings under the Safeguard line of credit.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

     In the past, the Company has generated cash from operating activities to fund development and finance activities despite its net losses due to significant levels of depreciation and amortization. However, cash requirements are forecasted to continue to increase through 1998 due to the planned expenditures for marketing and the increased staffing required to enhance, support and market the Asset Insight product. As stated above, Safeguard has agreed to assist in funding the Company's projected cash requirements by providing a $6.0 million line of credit, of which $1.7 million is available for future borrowings as of May 12, 1998. However, the Company anticipates that this credit facility may not be adequate to meet the Asset Insight product rollout expenses. Although operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, the Company anticipates that its operating and investing activities may use cash. Consequently, any such future growth may require the Company to obtain additional equity or debt financing. However, the Company has no present understanding, commitment, or agreement with respect to any such transaction. Accordingly, there can be no assurance that the Company will have access to adequate debt or equity financing or that, if available, it will be under terms and conditions satisfactory to the Company or which may not be dilutive.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a)   Exhibits

     Exhibit
     Number           Exhibit Description
     ------           -------------------

     27*              Financial Data Schedule
     *                Filed herewith

b)   Reports on Form 8-K

     No reports on Form 8-K have been filed by the Registrant during the quarter ended March 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Tangram Enterprise Solutions, Inc.



Date May 14, 1998             /s/ John N. Nelli
     ------------             -------------------------------------------------
                              John N. Nelli
                              Chief Financial Officer and Senior Vice President
                              (Principal Financial Officer)

                              /s/ Diane K. Murdock
                              -------------------------------------------------
                              Diane K. Murdock
                              Chief Accounting Officer
                              (Principal Accounting Officer)

                                  EXHIBIT INDEX

     The following exhibits were filed with the Company's Current Report on Form 10-Q, dated March 31, 1998.


          Exhibit
          Number           Exhibit Description
          ------           -------------------

          27*              Financial Data Schedule

          *                Filed herewith






                                   j    16