Form 10-Q
period 1998-06-30
TANGRAM ENTERPRISE SOLUTIONS INC
filed 1998-08-14
CIK 804121

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ___________  to  _____________

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

     The number of outstanding shares of Common Stock, $0.01 par value per share, as of August 12, 1998 was 15,773,624.

                       TANGRAM ENTERPRISE SOLUTIONS, INC.

                                      INDEX


                          PART I. FINANCIAL INFORMATION


 Item 1 - Financial Statements:

      Balance Sheets -June 30, 1998 (Unaudited) and December 31, 1997..........3

      Statements of Operations - Three Months Ended
           June 30, 1998 and 1997 (Unaudited)..................................4

      Statements of Operations - Six Months Ended
           June 30, 1998 and 1997 (Unaudited)..................................5

     Statements of Cash Flows - Six Months Ended
         June 30, 1998 and 1997 (Unaudited)....................................6

      Notes to the Financial Statements........................................7

 Item 2 - Management's Discussion and Analysis of Financial Condition
               and Results of Operations.......................................9



                           PART II. OTHER INFORMATION



 Item 4 - Submission of Matters to a Vote of Securities Holders...............16

 Item 5 - Other Information...................................................16

 Item 6 - Exhibits and Reports on Form 8-K....................................17

 Signatures...................................................................18

                       Tangram Enterprise Solutions, Inc.

                                 Balance Sheets
                      (in thousands, except share amounts)

                                                                          June 30     December 31
                                                                            1998          1997
                                                                       ---------------------------
 Assets                                                                 (unaudited)     (audited)
 Current assets:
   Cash and cash equivalents                                             $   416       $   246
   Accounts receivable, net of allowance of $1,241 and $1,149
     in 1998 and 1997                                                      4,970         2,971
   Other                                                                     467           261
                                                                       ---------------------------
     Total current assets                                                  5,853         3,478

Property and equipment:
   Computer equipment and software                                           677           614
   Office equipment and furniture                                             96           127
   Leasehold improvements                                                     88            77
                                                                       ---------------------------
                                                                             861           818
   Less accumulated depreciation and amortization                            430           352
                                                                       ---------------------------
     Total property and equipment                                            431           466

Other assets:
   Notes receivable - officers                                             1,284         1,284
   Deferred software costs, net                                            3,387         3,289
   Costs in excess of net assets of business acquired, net                 4,033         4,407
   Other                                                                      40            37
                                                                       ---------------------------
     Total other assets                                                    8,744         9,017
                                                                       ---------------------------
     Total assets                                                        $15,028       $12,961
                                                                       ===========================

Liabilities and shareholders' equity
Current liabilities:
   Accounts payable                                                        1,022           671
   Accrued expenses                                                        1,436         1,485
   Deferred revenue                                                        2,268         2,865
                                                                       ---------------------------
     Total current liabilities                                             4,726         5,021

Long-term debt - shareholder                                               5,076         3,006

Other liabilities                                                            454           451

Shareholders' equity
   Common stock, par value $0.01, authorized 48,000,000 shares,
     15,805,817 and 15,767,747 issued in 1998 and 1997                       158           158
   Additional paid-in capital                                             44,618        44,713
   Accumulated deficit                                                   (39,728)      (39,888)
   Treasury stock, at cost, 47,443 shares and 86,018 shares in 1998
     and 1997                                                               (276)         (500)
                                                                       ---------------------------
     Total shareholders' equity                                            4,772         4,483
                                                                       ---------------------------
     Total liabilities and shareholders' equity                          $15,028       $12,961
                                                                       ===========================

See accompanying notes.

                       Tangram Enterprise Solutions, Inc.

                            Statements of Operations
                    (in thousands, except per share amounts)


                                                          Three months ended June 30
                                                             1998          1997
                                                          -------------------------
                                                                 (unaudited)
Revenues:
   Licenses and product                                   $  3,594      $  1,645
   Services                                                  1,373         1,576
                                                          -------------------------
Total revenues                                               4,967         3,221
 Cost of revenues                                            1,124           939
                                                          -------------------------

 Gross profit                                                3,843         2,282

Operating expenses:
   Sales and marketing                                       2,033         1,480
   General and administrative                                  884           943
   Research and development                                    700           794
                                                          -------------------------
Total operating expenses                                     3,617         3,217
                                                          -------------------------

Income (loss) from operations                                  226          (935)

Other expense                                                  (72)          (40)
                                                          -------------------------

Earnings (loss) before income taxes                            154          (975)
Provision for income taxes                                      --            --
                                                          -------------------------

Net earnings (loss)                                       $    154      $   (975)
                                                          =========================

Earnings (loss) per common share -
    Basic and diluted                                     $   0.01      $  (0.06)
                                                          =========================

Weighted average number of common shares outstanding:
    Basic                                                   15,739        15,599
                                                          =========================
    Diluted                                                 17,267        15,599
                                                          =========================


See accompanying notes

                       Tangram Enterprise Solutions, Inc.

                            Statements of Operations
                    (in thousands, except per share amounts)


                                                          Six months ended June 30
                                                            1998           1997
                                                          -------------------------
                                                                 (unaudited)
Revenues:
   Licenses and product                                   $  6,097      $  2,726
   Services                                                  3,026         3,098
                                                          -------------------------
Total revenues                                               9,123         5,824
 Cost of revenues                                            2,097         1,770
                                                          -------------------------

 Gross profit                                                7,026         4,054

Operating expenses:
   Sales and marketing                                       3,657         2,795
   General and administrative                                1,648         1,665
   Research and development                                  1,444         1,443
                                                          -------------------------
Total operating expenses                                     6,749         5,903
                                                          -------------------------

Income (loss) from operations                                  277        (1,849)

Other expense                                                 (117)          (52)
                                                          -------------------------

Earnings (loss) before income taxes                            160        (1,901)
Provision for income taxes                                      --            --
                                                          -------------------------

Net earnings (loss)                                       $    160      $ (1,901)
                                                          =========================

Earnings (loss) per common share -
    Basic and diluted                                     $   0.01      $  (0.12)
                                                          =========================

Weighted average number of common shares outstanding:
    Basic                                                   15,720        15,618
                                                          =========================
    Diluted                                                 17,331        15,618
                                                          =========================


See accompanying notes

                       Tangram Enterprise Solutions, Inc.

                            Statements of Cash Flows
                                 (in thousands)

                                                                      Six months ended June 30
                                                                         1998        1997
                                                                      ------------------------
                                                                            (unaudited)
Operating activities
   Net earnings (loss)                                                 $    160     $(1,901)
   Adjustments to reconcile net earnings (loss)  to net cash used in operating activities:
       Depreciation                                                         110         207
       Amortization                                                       1,333       1,132
       Other                                                                 81          15
   Cash provided by changes in working capital items:
       Accounts receivable                                               (2,091)        262
       Other current assets                                                (206)        (17)
       Accounts payable                                                     351         264
       Accrued expenses                                                     (11)        172
       Deferred revenue                                                    (597)       (641)
                                                                      ------------------------
Net cash used in operating activities                                      (870)       (507)

Investing activities
   Deferred software costs                                               (1,057)       (816)
   Expenditures for property and equipment                                 (235)       (812)
   Sale-leaseback of equipment and furniture                                174          --
   Net borrowings by officers                                                --        (500)
   (Decrease) increase in other assets                                       (3)         27
                                                                      ------------------------
Net cash used in investing activities                                    (1,121)     (2,101)

Financing activities
   Net borrowings from shareholder                                        2,070       3,250
   Net repayments on notes payable                                          (38)       (136)
   Acquisition of treasury stock                                             --        (500)
   Proceeds from exercise of stock options                                  129          82
                                                                      ------------------------
Net cash provided by financing activities                                 2,161       2,696
                                                                      ------------------------

Net increase in cash                                                        170          88
Cash and cash equivalents, beginning of period                              246         176
                                                                      ========================
Cash and cash equivalents, end of period                                 $  416      $  264
                                                                      ========================

Supplemental disclosure of cash flow  information
Cash paid during the period for interest                                 $   94      $   91
                                                                      ========================

See accompanying notes

                        Tangram Enterprise Solutions, Inc

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

Earnings per Share

     The basic earnings per common share calculations for 1998 and 1997 are computed based on the weighted-average number of common shares outstanding during each period. Diluted earnings per common share reflect the potential dilution that would occur assuming the exercise of stock options. Basic and diluted earnings per share are the same in 1997 because the effect of inclusion of the exercise of stock options would be to reduce the loss per common share. If the exercise of stock options were included in 1997, the weighted-average number of common shares outstanding would have increased by 1,576,300 shares for the three months ended June 30, 1997 and 1,591,100 for the six months ended June 30, 1997.

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

Research and development costs are comprised of the following (in thousands):

                                                 Three months ended June 30       Six months ended June 30
                                                    1998           1997               1998         1997
                                                ---------------------------     -------------------------
Research and development costs incurred         $ 1,250          $ 1,179            $ 2,501      $ 2,259

Less - capitalized software development costs      (550)            (385)            (1,057)        (816)
                                                ===========================     =========================
Research and development costs, net             $   700          $   794            $ 1,444      $ 1,443
                                                ===========================     =========================

     Included in cost of revenues is amortization of software development costs of $485,000 and $377,000 for the three months ended June 30, 1998 and 1997, respectively. Amortization of software development costs for the six months ended June 30, 1998 and 1997 was $959,000 and $752,000, respectively.

                        Tangram Enterprise Solutions, Inc

                        Notes to the Financial Statements
                                   (Unaudited)

Note 3.  Long-term Debt - Shareholder

     The Company has a $6 million unsecured revolving line of credit with Safeguard Scientifics, Inc. ("Safeguard"), a majority shareholder of the Company, holding approximately 67% of the Company's outstanding shares. Terms of the line of credit require monthly interest payments at the prime rate plus 1%. Principal is due thirteen months after date of demand by Safeguard or earlier in the case of a sale of substantially all of the assets of the Company, a business combination or upon the closing of a debt or equity offering. As of August 12, 1998, borrowings under the line of credit with Safeguard are $4.8 million.

Note 4.  Lease

     In July 1997, the Company entered into a sale-leaseback agreement. Under the arrangement, the Company has received, at varying times through June 30, 1998, $1 million for computer equipment and furniture that had a net book value of $850,000. The leaseback has been accounted for as an operating lease. The aggregate minimum monthly rental payment under these transactions is approximately $24,100. The gains recognized in these transactions have been deferred and are being amortized to income in proportion to rental expense over the term of the lease.

Note 5.  Related Party Transactions

     During the six months ended June 30, 1998 and 1997, the Company incurred administrative service fees to Safeguard totaling approximately $137,000 and $128,000, respectively. The Company also incurred $170,000 and $76,000 of interest costs in 1998 and 1997, respectively, under the revolving line of credit with Safeguard.

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

     The Company has historically experienced a certain degree of variability in its quarterly revenue and earnings patterns. This variability is typically driven by significant events that impact the recognition of licenses, product and implementation service revenues. Examples of such events include: the timing of major enterprise-wide sales of the Asset Insight product; "one-time" payments from existing customers for license expansion rights (required to install on a larger or an additional computer base); completion and customer acceptance of significant implementation rollouts and the related revenue recognition; budgeting cycles of its potential customers; changes in the mix of software products and services sold; the cancellations of licenses or maintenance agreements; software defects and other product quality problems; and personnel changes. Additionally, the Company has often recognized a substantial portion of its revenues in the last month or weeks of a quarter. As a result, license revenues in any quarter are substantially dependent on orders booked and shipped in the last month or weeks of that quarter. Due to the foregoing factors, quarterly revenues and operating results are not predictable with any significant degree of accuracy. Additionally, fluctuations in the timing and amounts of additional operating expenses may also cause profitability to fluctuate from one quarter to another. Also, during a significant product launching, such as the Asset Insight product, increases in sales and marketing and general and administrative expenses will occur prior to the realization of incremental revenues. Historically, renewals have accounted for a significant portion of the Company's net revenue, however, there can be no assurance that the Company will be able to sustain current renewal rates in the future.

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

     Since early 1996, the Company has refocused its business on the asset tracking market and the launch of its Asset Insight product. The financial results of the Company hereafter reflect the Company's growing dependence on revenues generated by sales of Asset Insight. As a result, various risks and uncertainties relating to the development of the asset tracking business may cause the Company's actual results to differ materially from the results contemplated. Such uncertainties include the ability of the Company to sell its Asset Insight product to major accounts with full enterprise-wide deployment; the reliability of the Asset Insight product to work in major corporate enterprises; the possibility of the introduction of superior competitive products; the length of time required for the Company to realize sufficient revenue from sales of the product through the reseller sales channel; the ability of the Company to absorb the increase in sales and marketing expenses and other operational expenses of launching the Asset Insight product; the length of time required to develop a sustainable stream of revenue from the sale of the Asset Insight product; the ability to recruit key technical, sales and marketing personnel; and the ability of the Company to secure adequate financing on reasonable terms or at all.

Results of Operations

Revenues

     Revenues for the three month period ended June 30, 1998 grew 54% to $5.0 million, compared with revenues of $3.2 million for the comparable period in 1997. The revenue increase was driven by a 600% increase in Asset Insight revenues in 1998 over the comparable 1997 quarter. Revenues increased 57% for the six month period ended June 30, 1998 to $9.1 million from $5.8 million for the comparable period in 1997. As of June 30, 1998, the Company has expanded its total number of channel partners that promote and resell Asset Insight from 12 in June 1997 to 46 national and regional value-added resellers, system integrators and other channel partners. In addition, the number of channel partners contributing to the Asset Insight revenue increased to 20 in 1998 compared to 6 in 1997.

     License and product revenues include Asset Insight sales; AM:PM and related product revenues; and traditional mainframe product sales of Arbiter and gateways including product upgrades and add-ons. For the three and six months ended June 30, 1998, product revenues increased to $3.6 million and $6.1 million, respectively, compared to $1.7 million and $2.7 million for the comparable periods in 1997. The 1998 revenues reflect a $3.8 million increase in Asset Insight sales offset by a $440,000 decrease in AM:PM and Arbiter product sales compared to the six months ended June 30, 1997. While the Company has seen growth in the number and size of proposals including Asset Insight, presented by its channel partners, it is uncertain whether such proposals will result in future sales.

     Service revenues include software and hardware maintenance contracts, implementation services, and training and support services not otherwise covered under maintenance agreements. Service revenues for the quarter decreased 13% to $1.4 million in 1998 from $1.6 million in 1997. The decrease is due principally to lower maintenance renewals from the AM:PM and Arbiter product lines offset by an increase in Asset Insight maintenance revenues. For the six months ended June 30, 1998 and 1997, respectively service revenues decreased 2% to $3.0 million from $3.1 million for the reasons stated above. As the Company continues to refocus its business on the asset tracking market and away from automated software distributing and the traditional mainframe product lines, it expects this trend to continue.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Revenues (continued)

     International sales (including maintenance contracts) represented approximately 14% and 6% of the Company's total revenues in 1998 and 1997, respectively. In 1998, the Company recognized revenue related to the final phase of a contract awarded in September 1997 for an enterprise-wide Asset Insight implementation. To date, international revenue has been denominated in United States currency and the Company has not otherwise experienced material adverse effects associated with doing business overseas. If the Company's international sales grow, the Company will be exposed to risks inherent with international revenue. Some of the risk factors include the impact of longer payment cycles, greater difficulty in accounts receivable collection, and unexpected changes in regulatory requirements and tariffs. If future international sales are denominated in local currency, there is an additional risk associated with fluctuating exchange rates.

Cost of Revenues

     Cost of revenues includes costs principally related to the distribution of licensed software and hardware products and the amortization of capitalized software development costs. Cost of revenues also reflects the cost of the direct labor force, including the associated personnel, travel and subsistence, and occupancy costs incurred in connection with providing implementation and maintenance services. A significant component of cost of revenues is attributable to the amortization of deferred development costs, which is fixed in nature. Therefore, as a result of higher revenues in 1998, cost of revenues as a percentage of total revenues for the three months ended June 30, 1998 decreased to 23% from 29% for the comparable period in 1997. Cost of revenues for the quarter increased 20% to $1.1 million in 1998 from $939,000 in 1997. The overall increase in the amount of cost of revenues is due to higher amortization of deferred development costs, primarily associated with the development of the Asset Insight product, and higher product costs resulting from increased sales. Amortization of software development costs of $485,000 and $377,000 for the three months ended June 30, 1998 and 1997, respectively. For the six months ended June 30, 1998, cost of revenues as a percentage of total revenues decreased to 23% from 30% for the comparable period in 1997. Cost of revenues for the six months ended June 30, 1998 increased 18% to $2.1 million from $1.8 million for the reasons stated above. Amortization of software development costs for the six months ended June 30, 1998 and 1997 was $959,000 and $752,000, respectively.

Sales and Marketing Expenses

     Sales and marketing expenses consist principally of salaries, commissions and benefits for sales, marketing, and channel support personnel, and the costs associated with product promotions and related travel. With the introduction of Asset Insight, the Company converted from a direct sales channel to an indirect sales organization for the distribution of this product. By developing relationships with resellers, systems integrators, and other third-party vendors that provide consulting and integration services and deliver products developed for this market, the Company seeks to acquire an early presence in the market, cover the expected demand for the product, manage the geographically dispersed nature of the target market, and build a large number of salespeople in the field. As such, sales and marketing expenses increased 38% to $2.0 million for the three month period ended June 30, 1998 from $1.5 million for the comparable period in 1997. For the six months ended June 30, 1998 and 1997, sales and marketing expenses increased to $3.7 million from $2.8 million, respectively, representing a 31% increase. Sales and marketing expenses however, decreased as a percentage of revenue for the three and six months ended June 30, 1998 to 41% and 40%, respectively, from 46% and 48%, respectively, in 1997. The increase in absolute dollars was primarily due to the Company's continuing investment in staffing, marketing and increased travel costs to promote market awareness of the Asset Insight product. The number of sales and marketing personnel has increased 27% since June 1997. The Company has developed a total of 46 channel partner relationships to date for the promotion and sale of Asset Insight. The Company is currently investing and intends to continue to invest significant resources in developing additional sales and marketing channels through value-added resellers ("VARs"), system integrators, original equipment manufacturers ("OEMs"), and other channel partners. There can be no assurance that the Company will be able to attract channel partners that will be able to market the Company's products effectively and will be qualified to provide timely and cost-effective customer support and service. Any failure by the Company to establish and maintain such distribution relationships could have a material adverse effect on the Company's business, operating results and financial condition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

General and Administrative Expenses

     General and administrative expenses consist principally of salaries and benefit costs for administrative personnel, general operating costs and legal, accounting and other professional services. General and administrative expenses for the three months ended June 30, 1998 decreased 6% to $884,000 from $943,000 for the comparable period in 1997. For the six months ended June 30, 1998, general and administrative expenses decreased 1% to $1.6 million from $1.7 million for the same period in 1997. As a percentage of total revenues, general and administrative expenses decreased for the three and six months ended June 30 to 18% for both periods in 1998 from 29% for both periods in 1997, principally as a result of a larger revenue base in 1998.

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

     Gross expenditures for research and development for the three months ended June 30, 1998 and 1997 remained constant at $1.2 million for both periods. Comparing the six months ended June 30, 1998 and 1997; gross research and development costs increased 11% to $2.5 million from $2.3 million, respectively. The increase is due to personnel increases and the related staffing costs associated with the Company's continuing commitment to developing enhancements and improvements of the Asset Insight product and its other product lines. For the three and six months ended June 30, gross research and development costs decreased as a percentage of revenues to 25% and 27%, respectively, in 1998 from 37% and 39%, respectively, in 1997. Net research and development expenses decreased to $700,000 for the three months ended June 30, 1998 from $794,000 for the same period in 1997. Net research and development expenses for the six months ended June 30, 1998 and 1997 remained constant at $1.4 million. As a percentage of gross research and development expenditures, deferred development costs for the three and six months ended June 30, 1998 were 44% and 42%, respectively, compared to 33% and 36%, respectively, in 1997. This increase was due primarily to higher deferral of development costs relating to the introduction of some major components in Asset Insight version 2.5 which was generally available for release in the second quarter. The Company will continue to commit substantial resources to research and development efforts in the future.

Provision for Income Taxes

     There was no provision for income taxes in 1998 and 1997, as result of the net operating loss carryforwards available for 1998 and the loss reported in 1997.

Net Earnings (Loss)

     The Company recorded net income of $154,000, or $0.01 per share (diluted), for the three months ended June 30, 1998 as compared to a net loss of $975,000, or $0.06 per share, for the comparable period in 1997. For the six months ended June 30, 1998, the Company reported net income of $160,000, or $0.01 per share (diluted), compared to a net loss of $1.9 million, or $0.12 per share, for the same period in 1997. The revenue growth and the increase in operating expenses in 1998 are the result of the Company's substantial expenditures towards market awareness, channel establishment and continued product development of Asset Insight. The Company expects to continue devoting substantial resources to developing sales and to product research and development.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Impact of Recently Issued Accounting Standards (continued)

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

     The Company has funded its operations through borrowings and cash generated from operations. To fund the Company's growth plan, the Company has arranged a $6.0 million unsecured revolving line of credit with Safeguard. Terms of the line of credit require monthly interest payments at the prime rate plus 1%. Principal is due thirteen months after date of demand by Safeguard or earlier in the case of a sale of substantially all of the assets of the Company, a business combination or upon the closing of a sale of a debt or equity offering. As of August 12, 1998, borrowings under the line of credit with Safeguard were reduced to $4.8 million.

     In July 1997, the Company entered into a sale-leaseback agreement. Under the arrangement, the Company has received $1 million for computer equipment and furniture that had a net book value of $850,000. The leaseback has been accounted for as an operating lease. The aggregate minimum monthly rental payment under these transactions is approximately $24,100. The gains recognized in these transactions have been deferred and are being amortized to income in proportion to rental expense over the term of the lease.

     Net cash used in operating activities consisted primarily of non-cash expenses offset by the net change in working capital items. The decrease in net cash provided by operating activities between 1998 and 1997 was primarily due to an increase in working capital requirements in 1998, primarily accounts receivable, offset by the net loss reported in 1997. The increase in accounts receivable is the result of increased sales and the high percentage of sales recognized in the final weeks of the quarter.

     Net cash used in investing activities for 1998 consisted primarily of the investment associated with the Company's ongoing commitment to developing enhancements and improvements of the Asset Insight product and the purchase of furniture and equipment to support the anticipated growth of the business, offset by the proceeds received under the sale-leaseback agreement described above.

     Net cash provided by financing activities in 1998 consisted primarily of borrowings under the Safeguard line of credit to fund the Company's growth plan.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

     In the past, the Company has generated cash from operating activities to fund development and finance activities despite its net losses due to significant levels of depreciation and amortization. However, cash requirements are forecasted to continue to increase through 1998 due to the planned expenditures for marketing and the increased staffing required to enhance, support and market the Asset Insight product. As stated above, Safeguard has agreed to assist in funding the Company's projected cash requirements by providing a $6.0 million line of credit, of which $1.2 million is available for future borrowings as of August 12, 1998. However, the Company anticipates that this credit facility may not be adequate to meet the Asset Insight product rollout expenses. Although operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, the Company anticipates that its operating and investing activities may use cash.
Consequently, any such future growth may require the Company to obtain additional equity or debt financing. However, the Company has no present understanding, commitment, or agreement with respect to any such transaction. Accordingly, there can be no assurance that the Company will have access to adequate debt or equity financing or that, if available, it will be under terms and conditions satisfactory to the Company or which may not be dilutive.

PART II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders


     On June 3, 1998, the Annual Meeting of Shareholders of the Company was held at which the following matters were submitted to and the requisite number of shares of Common Stock of the Company were voted on by the stockholders, with the results set forth below:


a) The following persons were elected to the Board of Directors to serve as directors until the next annual meeting of shareholders in 1999 and until their respective successors are duly elected and qualified. Each person received the number of votes set forth next to their names below:


                       PROPOSAL I - ELECTION OF DIRECTORS

                                         FOR                         WITHHELD
                                         ---                         --------

      W. Christopher Jesse               15,257,304                  11,462
      Steven F. Kuekes                   15,257,304                  11,462
      John F. Owens                      15,258,603                  10,163
      Charles A. Root                    15,257,421                  11,345
      Carl G. Sempier                    15,257,603                  11,163
      Harry Wallaesa                     15,258,537                  10,229
      Carl Wilson                        15,258,603                  10,163
      Michael H. Forster                 15,257,346                  11,420

Item 5. Other Information

     Shareholders intending to present proposals at the next Annual Meeting of Shareholders to be held in 1999 must notify the Company of the proposal no later than December 30, 1998 if they wish to include the proposal on the Company's proxy card and, along with any supporting statement, in the Company's proxy statement. As to any proposal presented by a shareholder at the Annual Meeting of Shareholders that has not been included in the Proxy Statement, the management proxies will be allowed to use their discretionary voting authority unless notice of such proposal is received by the Company no later than March 15, 1999.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a)   Exhibits

     Exhibit
     Number           Exhibit Description
     ------           -------------------

     27*              Financial Data Schedule

     *                Filed herewith

b)   Reports on Form 8-K

     No reports on Form 8-K have been filed by the Registrant during the quarter ended June 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Tangram Enterprise Solutions, Inc.
                              ----------------------------------



Date     August 13, 1998      /s/ John N. Nelli
         ---------------      --------------------------------------------------
                              John N. Nelli
                              Chief Financial Officer and Senior Vice President
                              (Principal Financial Officer)

                              /s/ Diane K. Murdock
                              --------------------------------------------------
                              Diane K. Murdock
                              Chief Accounting Officer
                              (Principal Accounting Officer)

                                  EXHIBIT INDEX

     The following exhibits were filed with the Company's Current Report on Form 10-Q, dated June 30, 1998.


          Exhibit
          Number           Exhibit Description
          ------           -------------------

          27*              Financial Data Schedule
          *                Filed herewith