Form 10-Q
period 1998-09-30
TANGRAM ENTERPRISE SOLUTIONS INC
filed 1998-11-16
CIK 804121

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      (Mark one)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998

                                       OR

      [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _______________ to ______________

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

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   The number of outstanding shares of Common Stock, $0.01 par value per share, as of November 13, 1998 was 15,780,124.

                       TANGRAM ENTERPRISE SOLUTIONS, INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

      Item 1 - Financial Statements:

           Balance Sheets -September 30, 1998 (Unaudited) and
                December 31, 1997............................................3

           Statements of Operations - Three Months Ended
                September 30, 1998 and 1997 (Unaudited)......................4

           Statements of Operations - Nine Months Ended
                September 30, 1998 and 1997 (Unaudited)......................5

           Statements of Cash Flows - Nine Months Ended
                September 30, 1998 and 1997 (Unaudited)......................6

           Notes to the Financial Statements.................................7

      Item 2 - Management's Discussion and Analysis of Financial Condition
               and Results of Operations.....................................9


                           PART II. OTHER INFORMATION


      Item 6 - Exhibits and Reports on Form 8-K.............................17

      Signatures............................................................18

                       Tangram Enterprise Solutions, Inc.

                                 Balance Sheets
                      (in thousands, except share amounts)

                                                 September 30  December 31
                                                     1998          1997
                                                -----------------------------
 Assets                                            (unaudited)     (audited)
 Current assets:
   Cash and cash equivalents                        $  143        $  246
   Accounts receivable, net of allowance
    of $1,291 and $1,149 in 1998 and 1997            6,234         2,971
   Other                                               414           261
                                                -----------------------------
     Total current assets                            6,791         3,478

 Property and equipment:
   Computer equipment and software                     674           614
   Office equipment and furniture                      116           127
   Leasehold improvements                               88            77
                                                -----------------------------
                                                       878           818
   Less accumulated depreciation and
     amortization                                      473           352
                                                -----------------------------
     Total property and equipment                      405           466

 Other assets:
   Notes receivable - officers                       1,284         1,284
   Deferred software costs, net                      3,352         3,289
   Costs in excess of net assets of business
     acquired, net                                   3,846         4,407
   Other                                                37            37
                                                -----------------------------
     Total other assets                              8,519         9,017
                                                -----------------------------
     Total assets                                   $15,715       $12,961
                                                =============================

 Liabilities and shareholders' equity
 Current liabilities:
   Accounts payable                                    783           671
   Accrued expenses                                  1,793         1,485
   Deferred revenue                                  2,959         2,865
                                                -----------------------------
     Total current liabilities                       5,535         5,021

 Long-term debt - shareholder                        4,576         3,006

 Other liabilities                                     456           451

 Shareholders' equity
   Common stock, par value $0.01, authorized
     48,000,000 shares, 15,805,817 and
     15,767,747 issued in 1998 and 1997                158           158
   Additional paid-in capital                       44,534        44,713
   Accumulated deficit                             (39,383)      (39,888)
   Treasury stock, at cost, 27,693 shares and
     86,018 shares in 1998 and 1997                   (161)         (500)
                                                -----------------------------
     Total shareholders' equity                      5,148         4,483
                                                -----------------------------
     Total liabilities and shareholders' equity     $15,715       $12,961
                                                =============================

See accompanying notes.

                       Tangram Enterprise Solutions, Inc.

                            Statements of Operations
                    (in thousands, except per share amounts)



                                                     Three months ended September 30
                                                            1998          1997
                                                       ---------------------------
Revenues:                                                      (unaudited)
  Licenses and product                                   $  4,210     $  2,439
  Services                                                  1,513        1,369
                                                       ---------------------------
Total revenues                                              5,723        3,808
 Cost of revenues                                           1,012          911
                                                       ---------------------------
 Gross profit                                               4,711        2,897
Operating expenses:
  Sales and marketing                                       2,462        1,756
  General and administrative                                  883          839
  Research and development                                    939          978
                                                       ---------------------------
Total operating expenses                                    4,284        3,573
                                                       ---------------------------
Income (loss) from operations                                 427         (676)
Other expense                                                 (84)         (64)
                                                       ---------------------------
Earnings (loss) before income taxes                           343         (740)
Provision for income taxes                                      -            -
                                                       ---------------------------
Net earnings (loss)                                      $    343     $   (740)
                                                       ===========================
Earnings (loss) per common share -
    Basic and diluted                                    $   0.02     $  (0.05)
                                                       ===========================
Weighted average number of common shares outstanding:
    Basic                                                  15,770        15,623
                                                       ===========================
    Diluted                                                17,105        15,623
                                                       ===========================

See accompanying notes

                       Tangram Enterprise Solutions, Inc.

                            Statements of Operations
                    (in thousands, except per share amounts)



                                                       Nine months ended September 30
                                                             1998          1997
                                                        ---------------------------
Revenues:                                                       (unaudited)
  Licenses and product                                    $ 10,307     $  5,165
  Services                                                   4,539        4,467
                                                        ---------------------------
Total revenues                                              14,846        9,632
 Cost of revenues                                            3,109        2,681
                                                        ---------------------------
 Gross profit                                               11,737        6,951
Operating expenses:
  Sales and marketing                                        6,119        4,551
  General and administrative                                 2,531        2,504
  Research and development                                   2,383        2,421
                                                        ---------------------------
Total operating expenses                                    11,033        9,476
                                                        ---------------------------
Income (loss) from operations                                  704       (2,525)

Other expense                                                 (201)        (116)
                                                        ---------------------------
Earnings (loss) before income taxes                            503       (2,641)
Provision for income taxes                                       -            -
                                                        ---------------------------
Net earnings (loss)                                       $    503     $ (2,641)
                                                        ===========================
Earnings (loss) per common share -
    Basic and diluted                                     $   0.03     $  (0.17)
                                                        ===========================
Weighted average number of common shares outstanding:
    Basic                                                   15,737       15,620
                                                        ===========================
    Diluted                                                 17,266       15,620
                                                        ===========================

See accompanying notes

                       Tangram Enterprise Solutions, Inc.

                            Statements of Cash Flows
                                 (in thousands)

                                                          Nine months ended September 30
                                                               1998         1997
                                                            ---------------------------
Operating activities                                              (unaudited)
  Net earnings (loss)                                         $   503     $(2,641)
  Adjustments to reconcile net earnings (loss)
   to net cash used in operating activities:
     Depreciation                                                 161         279
     Amortization                                               1,976       1,705
     Other                                                        122         268
  Cash provided by changes in working capital items:
     Accounts receivable                                       (3,405)     (1,137)
     Other current assets                                        (153)        (18)
     Accounts payable                                             112         246
     Accrued expenses                                             346         424
     Deferred revenue                                              94          27
                                                            ---------------------------
Net cash used in operating activities                            (244)       (847)
Investing activities
  Deferred software costs                                      (1,478)     (1,191)
  Expenditures for property and equipment                        (354)       (909)
  Sale-leaseback of equipment and furniture                       279         826
  Net borrowings by officers                                        -        (500)
  Increase in other assets                                          -          23
                                                            ---------------------------
Net cash used in investing activities                          (1,553)     (1,751)
Financing activities
  Net borrowings from shareholder                               1,570       3,180
  Net repayments on notes payable                                 (38)       (209)
  Acquisition of treasury stock                                     -        (500)
  Proceeds from exercise of stock options                         162         147
                                                            ---------------------------
Net cash provided by financing activities                       1,694       2,618
                                                            ---------------------------
Net increase in cash                                             (103)         20
Cash and cash equivalents, beginning of period                    246         176
                                                            ===========================
Cash and cash equivalents, end of period                      $   143     $   196
                                                            ===========================
Supplemental disclosure of cash flow  information
Cash paid during the period for interest                      $   259     $   182
                                                            ===========================

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

Revenue Recognition

   In October 1997, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 97-2 Software Revenue Recognition, as amended in March 1998 by SOP 98-4. These SOPs provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. Based on the Company's interpretation of the requirements of the SOPs, application of these statements is not expected to have a material impact on the Company's revenue recognition policies. However, AcSEC is currently reviewing further modifications to the SOP with the objective of providing more definitive, detailed implementation guidelines. This guidance could lead to unanticipated changes in the Company's operational and revenue recognition practices including, but not limited to changes in the period over which revenue is recognized.

Earnings per Share

   The basic earnings per common share calculations for 1998 and 1997 are computed based on the weighted-average number of common shares outstanding during each period. Diluted earnings per common share reflect the potential dilution that would occur assuming the exercise of stock options. Basic and diluted earnings per share are the same in 1997 because the effect of inclusion of the exercise of stock options would be to reduce the loss per common share. If the exercise of stock options were included in 1997, the weighted-average number of common shares outstanding would have increased by 1,668,500 shares for the three months ended September 30, 1997 and 1,620,600 for the nine months ended September 30, 1997.

Reclassifications

   Certain amounts in the 1997 financial statements have been reclassified to conform to 1998 presentation. These reclassifications had no effect on net loss or shareholders' equity as previously reported.

                        Tangram Enterprise Solutions, Inc

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

Research and development costs are comprised of the following (in thousands):

                                                Three months ended      Nine months ended
                                                  September  30           September 30
                                                 1998      1997          1998      1997
                                               --------------------    --------------------
Research and development costs incurred          1,360    $1,351          3,861   $3,612
Less - capitalized software development costs     (421)     (373)        (1,478)  (1,191)
                                               ====================    ====================
Research and development costs, net            $   939    $  978        $ 2,383   $2,421
                                               ====================    ====================

   Included in cost of revenues is amortization of software development costs of $457,000 and $390,000 for the three months ended September 30, 1998 and 1997, respectively. Amortization of software development costs for the nine months ended September 30, 1998 and 1997 was $1.4 million and $1.1 million, respectively.

Note 3.  Long-term Debt - Shareholder

   The Company has a $6 million unsecured revolving line of credit with Safeguard Scientifics, Inc. ("Safeguard"), a majority shareholder of the Company, holding approximately 67% of the Company's outstanding shares. Terms of the line of credit require monthly interest payments at the prime rate plus 1%. Principal is due thirteen months after date of demand by Safeguard or earlier in the case of a sale of substantially all of the assets of the Company, a business combination or upon the closing of a debt or equity offering. As of November 13, 1998, borrowings under the line of credit with Safeguard are $3.5 million.

Note 4.  Lease

   In July 1997, the Company entered into a sale-leaseback agreement. Under the arrangement, the Company has received, at varying times through September 30, 1998, $1.1 million for computer equipment and furniture that had a net book value of $934,000. The leaseback has been accounted for as an operating lease. The aggregate minimum monthly rental payment under these transactions is approximately $26,700. The gains recognized in these transactions have been deferred and are being amortized to income in proportion to rental expense over the term of the lease.

Note 5.  Related Party Transactions

   During the nine months ended September 30, 1998 and 1997, the Company incurred administrative service fees to Safeguard totaling approximately $200,000 and $185,000, respectively. The Company also incurred $280,000 and $163,000 of interest costs in 1998 and 1997, respectively, under the revolving line of credit with Safeguard.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q, that are not purely historical, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including without limitation statements regarding the Company's expectations, beliefs, intentions, or strategies regarding the future. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on currently available information to the Company, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those set forth in this section and those set forth in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 8, 1998.

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


Results of Operations

Revenues

   Revenues for the three month period ended September 30, 1998 grew 50% to $5.7 million, compared with revenues of $3.8 million for the comparable period in 1997. The revenue increase was driven by a 157% increase in Asset Insight revenues in 1998 over the comparable 1997 quarter. Revenues increased 54% for the nine month period ended September 30, 1998 to $14.8 million from $9.6 million for the comparable period in 1997. As of September 30, 1998, the Company has expanded its total number of channel partners that promote and resell Asset Insight from 17 in September 1997 to 55 national and regional value-added resellers, system integrators and other channel partners. In addition, Asset Insight has been sold to 76 new accounts during the past twelve months.

   License and product revenues include Asset Insight sales; AM:PM and related product revenues; and traditional mainframe product sales of Arbiter and gateways including product upgrades and add-ons. For the three and nine months ended September 30, 1998, product revenues increased to $4.2 million and $10.3 million, respectively, compared to $2.4 million and $5.2 million for the comparable periods in 1997. The 1998 revenues reflect a $5.9 million increase in Asset Insight sales offset by a $750,000 decrease in AM:PM and Arbiter product sales compared to the nine months ended September 30, 1997. While the Company has seen growth in the number and size of proposals including Asset Insight, presented by its channel partners, it is uncertain whether such proposals will result in future sales.

   Service revenues include software and hardware maintenance contracts, implementation services, and training and support services not otherwise covered under maintenance agreements. Service revenues for the quarter increased 10% to $1.5 million in 1998 from $1.4 million in 1997. The increase is due principally to an increase in Asset Insight maintenance revenues offset by lower maintenance renewals from the AM:PM and Arbiter product lines. For the nine months ended September 30, 1998 and 1997, respectively, service revenues remained constant at $4.5 million with an increase of approximately $800,000 in Asset Insight maintenance

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations (continued)
and service revenues offset by an equal decline in AM:PM and Arbiter maintenance revenues. As the Company continues to refocus its business on the asset tracking market and away from automated software distributing and the traditional mainframe product lines, it expects this trend to continue.

   International sales (including maintenance contracts) represented approximately 10% and 9% of the Company's total revenues in 1998 and 1997, respectively. In 1998, the Company recognized revenue related to the final phase of a contract awarded in September 1997 for an enterprise-wide Asset Insight implementation. To date, international revenue has been denominated in United States currency and the Company has not otherwise experienced material adverse effects associated with doing business overseas. If the Company's international sales grow, the Company will be exposed to risks inherent with international revenue. Some of the risk factors include the impact of longer payment cycles, greater difficulty in accounts receivable collection, and unexpected changes in regulatory requirements and tariffs. If future international sales are denominated in local currency, there is an additional risk associated with fluctuating exchange rates.

Cost of Revenues

   Cost of revenues includes costs principally related to the distribution of licensed software and hardware products and the amortization of capitalized software development costs. Cost of revenues also reflects the cost of the direct labor force, including the associated personnel, travel and subsistence, and occupancy costs incurred in connection with providing implementation and maintenance services. A significant component of cost of revenues is attributable to the amortization of deferred development costs, which is fixed in nature. Therefore, as a result of higher revenues in 1998, cost of revenues as a percentage of total revenues for the three months ended September 30, 1998 decreased to 18% from 24% for the comparable period in 1997. Cost of revenues for the quarter increased 11% to $1.0 million in 1998 from $911,000 in 1997. The overall increase in the amount of cost of revenues is due to higher amortization of deferred development costs, primarily associated with the development of the Asset Insight product, and higher implementation services costs resulting from increased Asset Insight consulting services revenues. Amortization of software development costs of $457,000 and $390,000 for the three months ended September 30, 1998 and 1997, respectively. For the nine months ended September 30, 1998, cost of revenues as a percentage of total revenues decreased to 21% from 28% for the comparable period in 1997. Cost of revenues for the nine months ended September 30, 1998 increased 16% to $3.1 million from $2.7 million for the reasons stated above. Amortization of software development costs for the nine months ended September 30, 1998 and 1997 was $1.4 million and $1.1 million, respectively.

Sales and Marketing Expenses

   Sales and marketing expenses consist principally of salaries, commissions and benefits for sales, marketing, and channel support personnel, and the costs associated with product promotions and related travel. With the introduction of Asset Insight, the Company converted from a direct sales channel to an indirect sales organization for the distribution of this product. By developing relationships with resellers, systems integrators, and other third-party vendors that provide consulting and integration services and deliver products developed for this market, the Company seeks to acquire an early presence in the market, cover the expected demand for the product, manage the geographically dispersed nature of the target market, and build a large number of salespeople in the field. As such, sales and marketing expenses increased 40% to $2.5 million for the three month period ended September 30, 1998 from $1.8 million for the comparable period in 1997. For the nine months ended September 30, 1998 and 1997, sales and marketing expenses increased to $6.1 million from $4.6 million, respectively, representing a 34% increase. Sales and marketing expenses however, decreased as a percentage of revenue for the three and nine months ended September 30, 1998 to 43% and 41%, respectively, from 46% and 47%, respectively, in 1997. The increase in absolute dollars was primarily due to the Company's continuing investment in staffing, marketing and increased travel costs to promote market awareness of the Asset Insight product. The number of sales and marketing personnel has increased 11% since September 1997. In addition, the Company has experienced increased market pressure related to hiring and retaining personnel resulting in increased staffing costs. The Company has developed a total of 55 channel partner relationships to date for the promotion and

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Sales and Marketing Expenses (continued) sale of Asset Insight. The Company is currently investing and intends to continue to invest significant resources in developing additional sales and marketing channels through value-added resellers ("VARs"), system integrators, original equipment manufacturers ("OEMs"), and other channel partners. There can be no assurance that the Company will be able to attract channel partners that will be able to market the Company's products effectively and will be qualified to provide timely and cost-effective customer support and service. Any failure by the Company to establish and maintain such distribution relationships could have a material adverse effect on the Company's business, operating results and financial condition.


General and Administrative Expenses

   General and administrative expenses consist principally of salaries and benefit costs for administrative personnel, general operating costs and legal, accounting and other professional services. General and administrative expenses for the three months ended September 30, 1998 increased 5% to $883,000 from $839,000 for the comparable period in 1997. For the nine months ended September 30, 1998 and 1997, general and administrative expenses remained constant at $2.5 million for both periods. As a percentage of total revenues, general and administrative expenses decreased for the three and nine months ended September 30,1998 to 15% and 17%, respectively, from 22% and 26%, respectively, in 1997, principally as a result of a larger revenue base in 1998.

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

   Gross expenditures for research and development for the three months ended September 30, 1998 and 1997 remained constant at $1.4 million for both periods. Comparing the nine months ended September 30, 1998 and 1997; gross research and development costs increased 7% to $3.9 million from $3.6 million, respectively. The increase is due to personnel increases and the related staffing costs associated with the Company's continuing commitment to developing enhancements and improvements of the Asset Insight product and its other product lines. In addition, the Company has experienced increased market pressure related to hiring and retaining personnel, which has also resulted in increased staffing costs. For the three and nine months ended September 30, gross research and development costs decreased as a percentage of revenues to 24% and 26%, respectively, in 1998 from 35% and 37%, respectively, in 1997. Net research and development expenses decreased to $939,000 for the three months ended September 30, 1998 from $978,000 for the same period in 1997. Net research and development expenses for the nine months ended September 30, 1998 and 1997 remained constant at $2.4 million. As a percentage of gross research and development expenditures, deferred development costs for the three and nine months ended September 30, 1998 were 31% and 38%, respectively, compared to 28% and 33%, respectively, in 1997. This increase was due primarily to higher deferral of development costs relating to the introduction of some major components in Asset Insight. The Company will continue to commit substantial resources to research and development efforts in the future.

Provision for Income Taxes

   There was no provision for income taxes in 1998 and 1997, as result of the net operating loss carryforwards available for 1998 and the loss reported in 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Earnings (Loss)

   The Company recorded net income of $343,000, or $0.02 per share (diluted), for the three months ended September 30, 1998 as compared to a net loss of $740,000, or $0.05 per share, for the comparable period in 1997. For the nine months ended September 30, 1998, the Company reported net income of $503,000, or $0.03 per share (diluted), compared to a net loss of $2.6 million, or $0.17 per share, for the same period in 1997. The revenue growth and the increase in operating expenses in 1998 are the result of the Company's substantial expenditures towards market awareness, channel establishment and continued product development of Asset Insight. The Company expects to continue devoting substantial resources to developing sales and to product research and development.


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

   In October 1997, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 97-2 Software Revenue Recognition, as amended in March 1998 by SOP 98-4. These SOPs provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. Based on the Company's interpretation of the requirements of the SOPs, application of these statements is not expected to have a material impact on the Company's revenue recognition policies. However, AcSEC is currently reviewing further modifications to the SOP with the objective of providing more definitive, detailed implementation guidelines. This guidance could lead to unanticipated changes in the Company's operational and revenue recognition practices including, but not limited to changes in the period over which revenue is recognized. Such changes may have a material adverse effect on the Company's reported revenue, increase administrative costs, or otherwise adversely modify existing operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Liquidity and Capital Resources

   The Company has funded its operations through borrowings and cash generated from operations. To fund the Company's growth plan, the Company has arranged a $6.0 million unsecured revolving line of credit with Safeguard. Terms of the line of credit require monthly interest payments at the prime rate plus 1%. Principal is due thirteen months after date of demand by Safeguard or earlier in the case of a sale of substantially all of the assets of the Company, a business combination or upon the closing of a sale of a debt or equity offering. As of November 13, 1998, borrowings under the line of credit with Safeguard were reduced to $3.5 million.

   In July 1997, the Company entered into a sale-leaseback agreement. Under the arrangement, the Company has received, at varying times through September 30, 1998, $1.1 million for computer equipment and furniture that had a net book value of $934,000. The leaseback has been accounted for as an operating lease. The aggregate minimum monthly rental payment under these transactions is approximately $26,700. The gains recognized in these transactions have been deferred and are being amortized to income in proportion to rental expense over the term of the lease.

   Net cash used in operating activities consisted primarily of non-cash expenses offset by the net change in working capital items. The decrease in net cash used by operating activities in 1998 was primarily due to an increase in net earnings offset by an increase in accounts receivable when compared to 1997. The increase in accounts receivable is the result of increased sales and the high percentage of sales recognized in the final weeks of the quarter.

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

   In the past, the Company has generated cash from operating activities to fund development and finance activities despite its net losses due to significant levels of depreciation and amortization. However, cash requirements are forecasted to continue to increase through 1998 due to the planned expenditures for marketing and the increased staffing required to enhance, support and market the Asset Insight product. As stated above, Safeguard has agreed to assist in funding the Company's projected cash requirements by providing a $6.0 million line of credit, of which $2.5 million is available for future borrowings as of November 13, 1998. However, the Company anticipates that this credit facility may not be adequate to meet the Asset Insight product rollout expenses. Although operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, the Company anticipates that its operating and investing activities may use cash. Consequently, any such future growth may require the Company to obtain additional equity or debt financing. However, the Company has no present understanding, commitment, or agreement with respect to any such transaction. Accordingly, there can be no assurance that the Company will have access to adequate debt or equity financing or that, if available, it will be under terms and conditions satisfactory to the Company or which may not be dilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Risks and Uncertainties

   The Company has traditionally reported flat to negative revenue growth in the first quarter as well as lower profit margins in the first two quarters of the fiscal year than those experienced in the third and fourth quarters. As part of the annual budget process, management establishes higher discretionary expense levels in relation to projected revenue for the first half of the year. Historically, the Company's combined third and fourth quarter revenues have been greater than the first half of the year, as these two quarters coincide with clients calendar year budget periods and culmination of the Company's annual sales plan. These historically higher second half revenues have resulted in significantly higher profit margins since total expenses have not increased in proportion to revenue. However, past financial performance should not be considered to be a reliable indicator of future performance.

   The Company's continued growth and success depend to a significant extent on the continued service of its senior management and other key employees and the hiring of new qualified employees. Competition for highly-skilled business, product development, technical and other personnel is increasingly intense due to lower overall unemployment rates and the boom in information technology spending. Accordingly, the Company expects to experience increased compensation costs that may not be offset through either improved productivity or higher prices. There can be no assurances that the Company will be successful in continuously recruiting new personnel and in retaining existing personnel.

Year 2000

   The Company is currently assessing the nature and extent of the effect of the Year 2000 issue on the Company. The Company has identified four main areas of its Year 2000 risk:

1. The Company could be exposed to cost if certain of the earlier versions of software distribution and mainframe applications sold by the Company are disrupted or fail and the Company is obligated to remediate those applications;
2. The Company's internal computer systems could be disrupted or fail, causing an interruption or decrease in the Company's ability to continue its operations;
3. The computer systems of third parties with whom the Company regularly deals, including but not limited to its clients, suppliers, vendors, utilities, financial institutions, and others ("Material Third Parties") could be disrupted or fail, causing an interruption or decrease in the Company's ability to continue its operations; and
4. The Company's sources of revenue could decline if clients' resources are diverted to the Year 2000 problem.

   The Company's Asset Insight product was developed to be Year 2000 compliant; however, the risk does exist that certain code may not be compliant. In addition, the Company has designed and tested the most current versions of its software distribution and mainframe applications product lines to be Year 2000 compliant. However, some of the Company's customers are running product versions that are not Year 2000 compliant. The Company has been encouraging its customers to migrate to current product versions. It is possible that the Company may experience increased expenses in addressing migration issues for such customers. In addition, there can be no assurances that the Company's current products do not contain undetected errors or defects associated with Year 2000 date functions that may result in material costs to the Company. As such, the Company has established a project team to perform an on-going analysis of its products and undertake any work necessary to ensure that the current versions continue to operate correctly when the Year 2000 is reached. The expense associated with this project will be expensed as incurred. The Company is unable to quantify the resources that may have to be committed to modify software and is unable at this time to determine if such expense will be material to the Company.

   The Company is conducting an assessment of its internal information technology ("IT") systems and non-IT systems (such as telephone, voice mail, building management and security systems) and is in the process of determining the nature and extent of the work required, if any, to make any material internal systems Year 2000 compliant. The Company's material internal IT systems consist principally of accounting, human resources, sales and customer tracking and development software applications and tools. For third party software applications, the Company is requesting written confirmation that the software applications are Year 2000 compliant. The Company has created and implemented an overall plan to make its internal financial and administrative systems Year 2000 ready by June 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Risks and Uncertainties (continued)

   The Company is communicating with critical suppliers, channel partners, financial institutions and others with which it does business to coordinate Year 2000 conversion. If any of the Company's Material Third Parties are not Year 2000 compliant and their noncompliance causes a material disruption to any of their businesses, the operations of the Company could be materially adversely impacted. These disruptions could include, among other things: a client's inability to process payments to the Company; a financial institution's inability to process checks drawn on the Company's bank accounts, accept deposits or process wire transfers; a client's, supplier's, or financial institution's business failure; a loss of voice and data connections the Company uses to share information; a loss of electric power to the Company's facilities; and other interruptions to the normal conduct of business by the Company, the nature and extent of which the Company cannot foresee. The Company will evaluate the nature and extent of this risk, but at this time is unable to determine the probability that any of such risks will be realized, or if they are, the nature or length thereof, or effect, if any they may have on the Company.

   The Company does not have an estimate of the total cost of evaluating and fixing these potential problems. However, most of the costs incurred in addressing the Year 2000 problems are expected to be expensed as incurred, in compliance with generally accepted accounting principles. The Company does believe that a portion of the cost will be handled through the normal course of software upgrades and replacements; however, the project may impact capital expenditure budgets, through accelerated expenditures for software and computer hardware. However, if compliance efforts of which the Company is not aware are required and are not completed on time, or if the cost of any required updating, modification or replacement of the Company's systems exceeds the Company's estimates, the Year 2000 issue could have a material adverse effect on the Company.

   At the present time, the Company does not have a contingency plan to operate in the event that its computer systems or those of its vendors or customers are not Year 2000 compliant. The Company expects to have a contingency plan completed by June 1999.

   While the Company believes that it is addressing the Year 2000 issue, there can be no assurance that the Company's Year 2000 analyses will be completed on a timely basis, or that the costs and liabilities associated with the Year 2000 issue will not materially adversely impact the business, prospects, revenues or financial position of the Company.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a)    Exhibits

       Exhibit
       Number     Exhibit Description
       ------     -------------------

       27*        Financial Data Schedule
       *          Filed herewith

b)    Reports on Form 8-K

      No reports on Form 8-K have been filed by the Registrant during the quarter ended September 30, 1998.

                                   SIGNATURES

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Tangram Enterprise Solutions, Inc.



Date  November 13, 1998        /s/ John N. Nelli
      -----------------        ----------------------------------
                               John N. Nelli
                               Chief Financial Officer and Senior Vice President
                               (Principal Financial  & Accounting Officer)

                                  EXHIBIT INDEX

   The following exhibits were filed with the Company's Current Report on Form 10-Q, dated September 30, 1998.


       Exhibit
       Number     Exhibit Description
       ------     -------------------

       27*        Financial Data Schedule
       *          Filed herewith