Form 10-K405
period 1998-12-31
TANGRAM ENTERPRISE SOLUTIONS INC
filed 1999-03-31
CIK 804121

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

        (Mark one)
        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended   December 31, 1998
                                   -------------------
                                       OR

        [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ____________________ to _________________

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

    The aggregate market value of shares of common stock held by non-affiliates on March 29, 1999 (as reported on The Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the symbol TESI) was approximately $8,920,272.

    As of March 29, 1999, there were 15,786,724 shares of the Company's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive Proxy Statement relating to its scheduled 1999 Annual Shareholders Meeting are incorporated by reference in Part III, Items 10, 11, 12 and 13 of this report.

                       TANGRAM ENTERPRISE SOLUTIONS, INC.
                               INDEX TO FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                            PART I
                                                                                  Page
                                                                                  ----
Item 1     -    Business                                                            3

Item 2     -    Properties                                                         12

Item 3     -    Legal Proceedings                                                  12

Item 4     -    Submission of Matters to a Vote of
                  Security Holders                                                 12

           -    Executive Officers of the Registrant                               13

                                           PART II

Item 5     -    Market For Registrant's Common Equity
                  and Related Stockholder Matters                                  14

Item 6     -    Selected Financial Data                                            15

Item 7     -    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                    16

Item 7A    -    Quantitative and Qualitative Disclosures About
                  Market Risk                                                      25

Item 8     -    Financial Statements and Supplementary
                  Data                                                             25

Item 9     -    Changes in and Disagreements With Accountants
                  on Accounting and Financial Disclosure                           25

                                           PART III

Item 10    -    Directors and Executive Officers of the Registrant                 26

Item 11    -    Executive Compensation                                             26

Item 12    -    Security Ownership of Certain Beneficial
                  Owners and Management                                            26

Item 13    -    Certain Relationships and Related Transactions                     26

                                           PART IV

Item 14    -    Exhibits, Financial Statement Schedules, and Reports on Form 8-K   27

                                     PART I

ITEM  1.       BUSINESS

GENERAL

    Tangram Enterprise Solutions, Inc. (the "Company") develops and markets asset tracking software and software distribution solutions that enable automated enterprise-wide information system management. The Company markets to Fortune 1000 companies and their foreign equivalents and to government agencies that are managing heterogeneous enterprises and mission-critical applications.

    The following discussion contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, among others, statements containing the words "believes," "anticipates," "estimates," "expects" and words of similar import. Such statements are subject to certain risks and uncertainties, which include but are not limited to those important factors discussed in cautionary statements throughout the section below and elsewhere in this document, and are qualified in their entirety by those cautionary statements.

BACKGROUND AND STRATEGY

    Since 1984, the Company has been developing enterprise-wide software solutions that enable Fortune 1000 companies and government agencies around the world to manage their distributed information technology resources. The Company's original software offerings, Arbiter(R) and AM:PM(R), are still in use today by hundreds of organizations throughout the world, enabling them to perform electronic software distribution, automated data collection, and remote resource management on diverse enterprise systems.

    Since early 1996, the Company has focused its business on the asset tracking market and the introduction and sale of Asset Insight(R) and related products. Asset Insight is designed to enable corporations to proactively manage their base of distributed assets without disruption to their business. Asset Insight enables organizations to track current and historical information about hardware, software and configuration changes and associate this information with desktop users and departments across the enterprise. Asset Insight products also provide organizations with information to make important business decisions that minimize their Year 2000 risks, forward plan technology changes, reduce the total cost of asset ownership, improve help desk support, reduce suspicious activity, minimize inappropriate Internet usage, and improve software license management.

    The Company is committed to maintaining its leadership position in the asset tracking market by maintaining an active development program that expands the utility of the Asset Insight product line through strategic alliances, new product functionality and business subsystems. Product development efforts focus on providing sophisticated management reports and subsystems that assist companies in relating their IT asset information to business goals and opportunities. To further extend the applicability of Asset Insight, the Company plans to pursue bundling opportunities and relationships with original equipment manufacturers ("OEMs") of complementary hardware and software products. The Company is actively pursuing relationships with other software vendors to create interfaces with the Company's products. Technology partnerships allow the Company to integrate Asset Insight with other software vendors' applications and related products in areas such as IT asset management tools, financial accounting systems, system management offerings, purchasing systems and help desk systems. These relationships will allow the Company to provide a more comprehensive solution to its customers, leverage the customer's investment in existing products and maintain the Company's competitive edge in the asset tracking market.

    The Company continually evaluates its products and corporate strategy and has in the past and will in the future undertake organizational changes and product and marketing strategy modifications that are designed to maximize market penetration, maximize the use of limited resources and develop new products and product channels. There can be no assurance that these efforts will be successful. Further, if the Company is successful in achieving its growth plans, that growth is likely to place a significant burden on the Company's operating and financial systems, resulting in increased responsibility for senior management and other personnel within the Company. There can be no assurance that the Company's existing management or any new members of management will be able to augment or improve existing systems and controls or implement new systems and controls in response to future growth, if any. The Company's failure to do so could have a material adverse effect on the Company's business, operating results and financial condition.

PRODUCTS AND SERVICES

    The Company's primary product line is Asset Insight. The Company also offers AM:PM, an electronic software distribution product, and two mainframe connectivity software products, Open Advantage and Arbiter, that provide access to IBM SNA networks. To help customers leverage the extensive benefits of Asset Insight, the Company offers a variety of implementation, customization, and training services to augment the services available through Asset Insight channel partners.

PRODUCTS

ASSET TRACKING PRODUCTS

    ASSET INSIGHT is an enterprise asset tracking solution that enables corporations to track current and historical information about hardware, software and configuration changes and associate this information with desktop users and departments across the enterprise through analysis reports. Asset data is automatically gathered and distilled into one-page reports that highlight exceptions, costs and trends. With this information, decision makers can track changes in their hardware and software assets, forward plan technology requirements (including calculating the cost of software and hardware upgrades), optimize end-user productivity, identify missing hardware components and resolve desktop problems quickly. Asset Insight employs an open data repository, using standard relational database technology that gives corporations access to their data and allows for the integration with third party products.

    ASSET BASELINE(TM) is an inventory tool that provides a one-time, cost-effective method for gathering baseline inventory data on a corporation's hardware and software assets. Asset Baseline provides ad-hoc asset reporting and configuration-viewing capabilities and the ability to quickly view and access inventory data for a specific workstation or server. The Asset Baseline database is fully upgradable to Asset Insight enabling the retention of the data collected during the Asset Baseline inventory.

ASSET INSIGHT SUBSYSTEMS

    ASSET INSIGHT SUITE MANAGER facilitates selecting, planning, implementing and managing enterprise systems management suite offerings, such as Tivoli TME 10, CA-Unicenter and HP OpenView. Suite Manager enables organizations to compare suite solutions by computing the true cost of enterprise deployment, including the cost of upgrading the desktops and servers, to meet the prerequisites of the solution under consideration. It also provides planning and tracking tools to assist in the development and management of an optimum rollout. Post-deployment, Suite Manager proactively monitors the enterprise, generating alerts on desktops and servers that have configuration conflicts with the systems management suite or the applications that the suite supports.

    ASSET INSIGHT INFRASTRUCTURE automatically discovers and tracks the location and history of any network device that responds to the Simple Network Management Protocol (SNMP), including bridges, switches, routers, hubs and printers. The information that is collected is easily accessible using Asset Insight's built-in reporting and viewing features.

    ASSET INSIGHT COMPLIANCE MODELER helps customers plan and manage the installation of multiple software upgrades on individual desktops throughout the enterprise. These upgrades are especially important to ensure desktop Year 2000 compliance. First, the Compliance Modeler examines each desktop to determine which additional components (memory, software, disk space), if any, will be needed to run multiple upgrades. The Compliance Modeler then combines the net desktop upgrades and associated costs into a single enterprise-wide case summary analysis, or an individual desktop work order that can be used to obtain fixed price quotations from installation vendors and plan and manage the upgrade project.

    ASSET INSIGHT INTERNET tracks Internet usage over time and stores the information in an open database asset repository. By tracking individual or departmental Internet usage, including the number of pages accessed and bytes transferred, top pages and sites accessed, and top users, IT managers can ensure that their intranet and Internet resources are used to their fullest advantage.

ASSET INSIGHT INTEGRATIONS

    The Company has developed relationships with the following software vendors to create optional, add-on interfaces with the Company's products. Technology partnerships allow the Company to integrate Asset Insight with other software vendors' applications and related products in areas such as IT asset management tools, financial accounting systems, systems management offerings, purchasing systems and help desk systems. These relationships permit the Company to provide a more comprehensive solution to its customers and leverage the customer's investment in existing products.

Current Asset Insight integrations include:

    YEAR 2000 GATEWAYS allow organizations to use Asset Insight's enterprise asset tracking capabilities and its Year 2000 methodology to address BIOS, software and data file risks in the enterprise. By integrating Asset Insight with testing tools from companies such as Computer Horizons, Greenwich Mean Time-UTA and Viasoft, Year 2000 teams can utilize the current and historical asset information in Asset Insight's open repository to obtain an enterprise-wide view of their compliance problems, plan their remediation initiatives, and track the correction process.

    REMEDY GATEWAY is a customizable interface that allows direct communication between Remedy's help desk product, Action Request System, and Asset Insight. On a regular basis, Asset Insight takes "snapshots" of an organization's desktop assets and continuously stores these snapshots in a central database. With the Remedy Gateway, the help desk staff can access this database to immediately identify system files, hardware configuration, and application changes. This information enables help desk specialists to diagnose and resolve problems more quickly and efficiently, minimizing downtime and maximizing productivity.

    PEOPLESOFT GATEWAY links the finance and procurement information tracked by Peoplesoft Financials to the asset information that is discovered by Asset Insight. The combined information allows organizations to verify that the assets in the financial records are actually installed, to accurately report on and categorize resources costs, to assign depreciation costs, and to confirm asset location and ownership information during mergers and acqusitions.


    ASSET INSIGHT PLUS FOR TIVOLI integrates Asset Insight with IBM's Tivoli TME 10 systems management suite. This integration enables organizations to enhance the flexibility of TME 10 software distributions by creating target distribution lists based on Asset Insight's asset information. Additionally, organizations can use TME 10 to install and manage Asset Insight, thereby maximizing their investment in the Tivoli solution.

    HP OPENVIEW INTEGRATION enables HP OpenView administrators/users to immediately access historical information tracked by Asset Insight, such as desktop configurations, installed applications, and configuration file changes. This integration is the collaboration of Hewlett-Packard and the Company.

    LAN LICENSER 3 GATEWAY was developed as an interface between Asset Insight and ABC Systems Lan Licenser, a software license metering and network control system that tracks software usage and software license agreements. The integration of Asset Insight and Lan Licenser provides a single repository that contains Asset Insight's historical hardware and software configuration data, as well as Lan Licenser's software usage information. As a result, organizations can run any number of ad hoc reports and queries that use the data from both systems.

    MICROSOFT SMS GATEWAY imports data collected by Microsoft's SMS product into Asset Insight's repository. As a result, the SMS data is available to the Asset Insight Viewer, as well as standard Oracle and querying tools. Additionally, SMS can be used to distribute Asset Insight software to servers and clients.

OTHER PRODUCTS

    AM:PM software provides automatic software distribution, data distribution and data collection within a heterogeneous business environment. The AM:PM product line was expanded in 1997 to include asset management capabilities through Asset Advantage(TM), a technology integration of the Company's asset tracking product, Asset Insight, and its software distribution product, AM:PM.

    ARBITER software provides a file transfer capability enabling Windows, DOS and OS/2 workstation users to access IBM mainframe data and perform terminal emulation.

    OPEN ADVANTAGE UNIX SNA and Workstation for Windows products enable microcomputer users to leverage both the local capabilities of the microcomputer and the data and software applications on an IBM mainframe using 3270 emulation.

    Asset Insight, AM:PM, Arbiter, and Tangram are registered trademarks of Tangram Enterprise Solutions, Inc. Other products and brand names may be trademarks of their respective holders.

SERVICES

    The Company's Product Services Group offers a variety of expert services to adapt Asset Insight to each customer's unique enterprise and business requirements. Augmenting the services provided by Asset Insight channel partners, the Company's Product Services Group offers implementation services, deployment planning, database services, custom discovery, and several other expert services.

ASSET INSIGHT SERVICES

    IMPLEMENTATION SERVICES are provided for Asset Insight products, including planning and resource allocation, repository and Data Manager installation, pilot implementation and complete rollout.

    DATABASE TRIGGER SERVICES allow customers to import data from an external database into the central Asset Insight repository. Services include trigger development and testing, plus implementation support.

    TRAINING PROGRAMS are provided to the Company's channel partners for the implementation and administration of Asset Insight products in different customer environments. Customer training courses are also offered to enable customers to effectively administer Asset Insight and maximize its benefits.

    ADDITIONAL SERVICES are provided, including product upgrade and customization services, specialized Discovery module services, data entry panel services and database optimization services.

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

    The majority of the Company's products and associated documentation have been developed internally. The Company has acquired in the past, and intends to continue to acquire, certain software technology from others and integrate those technologies into its product lines. The Company expended $5.3 million for product development costs in 1998, compared with $5.0 million in 1997 and $3.4 million in 1996. In accordance with Statement of Financial Accounting Standards No. 86, the Company capitalizes certain development costs. During fiscal 1998, 1997, and 1996, the Company capitalized $2.0 million, $1.8 million, and $2.2 million, respectively, or 37%, 36%, and 64%, respectively, of total product development costs. No material expenditures were made in fiscal 1998, 1997 or 1996 for acquisition of software technology.

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

CUSTOMERS

    The customer base is composed of large, Fortune 1000 enterprises and government agencies that are managing heterogeneous enterprises and mission-critical applications. The Company's customers are located primarily in North America and Europe and include companies in industrial, institutional, and governmental markets. The Company operates in a single industry and is engaged in the design and sale of a limited number of software products. No single customer accounted for more than 10% of total revenue in 1998. During 1997 and 1996, approximately 10% and 17%, respectively, of sales were made to the Company's largest customer.

    International revenue (including maintenance contracts) represented approximately 12%, 14%, and 8% of the Company's total revenue in fiscal years 1998, 1997, and 1996, respectively. The Company currently has no international office, but operates through international distributors. In 1999, the Company intends to establish a direct sales presence in the United Kingdom, Germany and the Netherlands. Accordingly, the Company intends to expand its international operations and enter additional international markets, which will require significant management attention and financial resources.

SALES AND MARKETING

SALES

    Early in the definition of the Asset Insight product, the Company recognized the need for an alternate channel in order to acquire an early presence in the market, cover the expected demand for the product, manage the geographically dispersed nature of the target market, and build a large number of salespeople in the field. Therefore in 1996, the Company converted from a direct sales force to an indirect sales channel organization. The Company has to date established relationships with over sixty national, international and regional value-added resellers, systems integrators and other channel partners. The Company employs an indirect sales force that works closely with its major resellers and systems integrators to manage the development of the indirect channel and product implementation. The indirect sales channel is managed out of the corporate headquarters.

    The Company is currently investing and intends to continue to invest significant resources in developing additional sales and marketing channels through VARs, systems integrators, OEMs and other channel partners. These channel partners also sell other products that are complementary to, or compete with, those of the Company. While the Company encourages its channel partners to focus on their respective products through marketing and support programs, there can be no assurance that these channel partners will not give greater priority to products of other suppliers, including competitors. In addition, reorganizations, mergers and personnel changes within a channel partner's organization can cause delays or disruptions in the sales cycle of Asset Insight. The Company intends to increase its geographical sales force to help continue the sales process during these disruptions. Channel partners have no long-term obligations to purchase products from the Company. Any failure by the Company to establish and maintain such distribution relationships or attract channel partners that will be able to market the Company's products effectively and will be qualified to provide timely and cost-effective customer support and service could have a material adverse effect on the Company's business, operating results and financial condition.

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

MARKETING

    During 1998, the Company focused its marketing efforts on continuing to build the asset tracking market, educating the market on the Asset Insight product and product enhancements, and generating Asset Insight leads. The Company has continued to leverage its successful corporate marketing strategy, emphasizing the position that Asset Insight has attained as the premier offering in the asset tracking market. The Company has also continued implementation of its enhanced programs, including speaking engagements, executive briefings, industry trade shows, surveys, and focused public relations efforts. The book, A JOURNEY THROUGH OZ: THE BUSINESS LEADERS' ROAD MAP TO TRACKING INFORMATION TECHNOLOGY Assets, written by the Company President and CEO, was enhanced and continues to be a useful marketing tool in market education.

    In 1998, the Company actively promoted Asset Insight Year 2000 functionality, assisting organizations as they identify their risks and manage their Year 2000 compliance efforts in the distributed enterprise. The book, TEACHING CHIPMUNKS TO DANCE: THE BUSINESS LEADERS' GUIDE TO MAKING THE DISTRIBUTED ENTERPRISE YEAR 2000 COMPLIANT, written by the Company President and CEO, proved to be a very useful marketing tool and continues to assist in the Year 2000 marketing effort. The Company will continue to focus on generating interest and leads in order to move the product through the established sales channel.

    The Company will continue to focus on targeted and active promotional campaigns aimed at Fortune 1000 and government end users throughout North America and Europe. The Company's marketing strategy focuses on positioning its products as market-driven business solutions that improve corporate productivity, leverage customer information systems investments, assist customers in the migration to new technologies, and provide a superior value-to-price ratio. To ensure that the products reflect the changing market requirements, all of the Company's product development efforts are integrated with marketing and other functions in a team approach (see Product Development).

    Customer requests for enhancements to current products and the development of new products play a significant role in the Company's product marketing strategy. Senior management teams make regular customer visits to gain customer feedback. The Company also conducts regular customer surveys to evaluate overall customer satisfaction, as well as future product needs.

COMPETITION

    The Company established asset tracking in response to an asset management market, which can be anything from a procurement system, to a network management solution, to a help desk tool, to a suite of products comprised of several solutions. There are several vendors in the asset management market, creating confusion and overlap between products. The Company has positioned asset tracking as a fundamental first step to any asset management initiative. While this positioning has been successful, Asset Insight has experienced some marginal overlap with complementary products that fall into different segments of the asset management arena. Such products are very diverse, ranging from low-end discovery tools (such as Tally's NetCensus, Intel's LANDesk and Network Associates' Site Inventory) to Discovery/Ownership Management tools with modules for tracking procurement, contracts, licenses, and other information (such as Peregrine's Asset Center and Janus's Argis) to full product suites with a long list of features (such as IBM Tivoli's TME 10, Microsoft's SMS, MainControl's MC/Empower, Hewlett-Packard OpenView and Computer Associates' Unicenter). Asset Insight remains the only product that is exclusively in the asset tracking market, where we maintain a strong competitive advantage in functionality and features. Because barriers to entry in the software market are relatively low, the Company anticipates additional competition from other established and emerging companies as the market for asset tracking and asset management tools expand.

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

INTELLECTUAL PROPERTY

    The Company's success is in part dependent upon proprietary technology. The Company relies primarily on a combination of copyright and trademark laws, confidentiality procedures, and contractual provisions to protect its proprietary rights. The Company's products are generally licensed to end users pursuant to a license agreement that restricts the use of the products to a limited number of control point processors and/or a designated site or a limited number of nodes. The Company does not allow the source code to be distributed to customers for its products. The Company has been required from time to time to enter into source code escrow agreements with certain customers and distributors for certain of its products. These agreements require the release of source code only under very limited circumstances, principally a breach by the Company of its support obligations or a filing of bankruptcy. The Company seeks to protect its software, documentation, and other written materials under trademark and copyright laws, which provide only limited protection. Despite precautions taken by the Company, it may be possible for unauthorized third parties to copy aspects of its current or future products or to obtain and use information that the Company regards as proprietary. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar or superior technology. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as the laws of the United States.

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

    The Company believes that patent, trade secret, and copyright protection is less significant than factors such as knowledge, experience of the Company's personnel, new products, frequent product enhancements, name recognition, and ongoing, reliable product maintenance.

    Asset Insight, AM:PM, Arbiter, Tangram, and the Tangram puzzle are registered trademarks of Tangram Enterprise Solutions, Inc. Other products and brand names may be trademarks of their respective holders.

EMPLOYEES

    As of March 29, 1999, the Company employed 141 persons, including 55 in worldwide marketing, sales, and field operations; 69 in product development and technical support; and 17 in general and administrative.

None of the Company's employees are represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good.

    The Company believes that its future success will depend in large part on its ability to attract and retain additional highly skilled technical, sales, management, and marketing personnel. In addition, the Company's continued growth and success depend to a significant extent on the continued service of its senior management and other key employees. Competition for highly-skilled business, product development, technical and other personnel is increasingly intense due to lower overall unemployment rates and the boom in information technology spending. The Company's employees currently receive salaries, incentive bonuses, other fringe benefits and stock options. New government regulations, poor stock performance or other factors could diminish the value of the option program to current and prospective employees and force the Company into more of a cash compensation model. Accordingly, the Company expects to experience increased compensation costs that may not be offset through either improved productivity or higher prices. Additionally, the Company has at times in the past experienced difficulty in recruiting qualified personnel. New employees hired by the Company generally require substantial training in the use and implementation of the Company's products. In particular, a number of the Company's sales personnel have been with the Company for only a limited period of time. There can be no assurances that the Company will be successful in continuously recruiting and training of new personnel and in retaining existing personnel, and the failure to do so could have a material adverse effect on the Company's business, operating results, and financial condition.

ITEM  2.       PROPERTIES

    The Company leases all of its facilities. The following table sets forth summary data on the Company's leased facilities:

Location         Approximate Square Feet           Use                Lease Expiration
--------         -----------------------           ---                ----------------

Cary, NC                 49,600                 Executive,           September 30, 2004
                                          administrative, sales,
                                         development, marketing,
                                          customer support, and
                                           distribution center

Malvern, PA               7,400            Sales, development,       February 28, 2000
                                          marketing and customer
                                                 support

Falls Church, VA          1,000                   Sales                Month-to-month

ITEM  3.       LEGAL PROCEEDINGS

    On February 20, 1998, the Company filed a complaint against State Farm Mutual Automobile Insurance Company ("State Farm") in the United States District Court for the Eastern District of North Carolina. The complaint seeks damages from State Farm in the amount of $1.1 million due to State Farm's breach of its obligations to the Company under a software licensing agreement due to State Farm's failure to pay for software products sold and delivered by the Company. The complaint also asks for a declaratory judgment declaring that the Company is not in default of any warranty obligations owed to State Farm under the agreement and that State Farm is not entitled to any payments or refunds from the Company. In response, State Farm has filed a counterclaim against the Company, seeking damages for alleged breaches of contract and implied warranties of approximately $2.1 million plus litigation costs. The Company continues to seek a negotiated resolution of the dispute and will continue this litigation only if those attempts at negotiation prove unsuccessful. While it is impossible to predict with any certainty the outcome of the litigation if pursued, the Company believes that the claims of State Farm are without merit and intends to vigorously defend against the counterclaim.

    There are no other material pending legal proceedings to which the Company is a party or of which any of its property is subject.

ITEM  4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    ADDITIONAL INFORMATION

    The following information is furnished in this Part I pursuant to Instruction 3 to Item 401(b) of Regulation S-K:

                             EXECUTIVE OFFICERS OF THE REGISTRANT

    The following persons were executive officers of the Company at March 29, 1999:

     NAME                      AGE     POSITION
     ----                      ---     --------

     W. Christopher Jesse      48      President, Chief Executive Officer
                                       and Director

     Nancy M. Dunn             50      Senior Vice President, Legal

     Steven F. Kuekes          40      Senior Vice President, Chief
                                       Technology Officer and Director

     John N. Nelli             41      Senior Vice President and Chief
                                       Financial Officer

    W. Christopher Jesse has served as President, Chief Executive Officer, and a director of the Company since October 1993.

    Nancy Dunn has served as Senior Vice President, Legal since October 1998. Ms. Dunn served as Senior Vice President for the Company and President of Tangram Consulting Solutions Division from January 1997 to October 1998. From October 1993 to January 1997, Ms. Dunn served as the Company's Vice President of Finance and Chief Financial Officer.

    Steven F. Kuekes has served as the Company's Senior Vice President, Chief Technology Officer, and as a director since October 1993.

    John N. Nelli joined the Company as Senior Vice President and Chief Financial Officer in February 1997. Before joining the Company, Mr. Nelli held various positions at Konover Property Trust, Inc. (formerly FAC Realty, Inc.), a publicly traded real estate investment trust, from February 1995 to January 1997, including Chief Financial Officer, Senior Vice President - Finance, Chief Accounting Officer, and Treasurer. From September 1993 to June 1994, Mr. Nelli served as the Chief Financial Officer of Litchfield Theatres, Ltd., a regional motional picture exhibitor and developer. Mr. Nelli is a certified public accountant.

                                     PART II

ITEM  5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

    (a) The Company's common stock is quoted on The Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the symbol "TESI". The following table sets forth the high and low sales prices of the Company's common stock from January 1, 1997 through December 31, 1998.

    1998                                High                  Low
    ----                                ----                  ---
    Fourth Quarter                     $6.00                $2.13
    Third Quarter                      $6.75                $2.88
    Second Quarter                     $8.25                $5.56
    First Quarter                     $10.94                $6.38

    1997
    ----
    Fourth Quarter                     $8.50                $5.25
    Third Quarter                     $10.00                $5.00
    Second Quarter                     $8.25                $4.13
    First Quarter                      $8.75                $4.50


    (b) Holders. On March 29, 1999, there were approximately 3,000 beneficial owners of the Company's common stock.

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

------------------------------------------------------------------------------------------------
                                                         YEAR ENDED DECEMBER 31
                                     1998          1997         1996         1995      1994
                                     ----          ----         ----         ----      ----
SUMMARY OF OPERATIONS:                          (In thousands, except per share data)
Revenue                              $ 20,678   $ 14,074    $ 11,142    $ 12,538    $ 12,778
Net earnings (loss)                     1,116     (3,461)       (253)     (1,185)       (599)(1)
Earnings (loss) per common share:
    Basic                                0.07      (0.22)      (0.02)      (0.08)      (0.04)(1)
    Diluted                              0.06      (0.22)      (0.02)      (0.08)      (0.04)(1)
Average common shares outstanding:
    Basic                              15,747     15,631      14,811      14,459      14,216
    Diluted (2)                        17,265     15,631      14,811      14,459      14,216


                                                             DECEMBER 31
                                         1998       1997        1996        1995        1994
                                         ----       ----        ----        ----        ----
FINANCIAL POSITION:                                      (In thousands)
Total assets                         $ 15,170   $ 12,961    $ 12,946    $ 12,829    $ 15,048
Long-term debt, including current       3,576      3,044         756       1,319       1,472
portion
Shareholders' equity                    5,764      4,483       8,257       8,246       9,368
------------------------------------------------------------------------------------------------

(1) One-time charges for purchased research and development expenses (associated with the acquisition of Knozall Systems, Inc.) of $1,253, or $0.09 per share, are included in the 1994 results.

(2) Weighted average number of common shares outstanding on a diluted basis for the years 1994 through 1997 does not include common stock equivalents because the effect of inclusion of common stock equivalents would be to reduce the loss per common share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, among others, statements containing the words "believes," "anticipates," "estimates," "expects" and words of similar import. Such statements are subject to certain risks and uncertainties, which include but are not limited to those important factors discussed in cautionary statements throughout the section below and elsewhere in this document, and are qualified in their entirety by those cautionary statements.

OVERVIEW

    Tangram Enterprise Solutions, Inc. (the "Company") provides state-of-the-art enterprise-wide solutions, including asset tracking and electronic software distribution for large heterogeneous computing environments, encompassing mainframe, UNIX-based mini, and LAN server platforms. Asset Insight, an information technology asset tracking product launched in 1996, allows businesses to track changes in their information technology asset base (including hardware and software), forward plan technology requirements, optimize end-user productivity, and calculate the cost of software and hardware upgrades. AM:PM is an automated software distribution, data distribution and collection, and remote resource management solution that provides businesses with solutions to manage an enterprise's heterogeneous and remote information technology systems. Asset Advantage is a fully automated, enterprise-wide electronic software distribution solution that creates a standardized work flow process across multiple platforms and is integrated with Asset Insight. The Company is a member of the Safeguard Scientifics, Inc. ("Safeguard") partnership of companies. Safeguard develops and operates emerging growth information technology businesses. Safeguard owns approximately 66% of the outstanding voting securities of the Company.

    The Company has historically experienced a certain degree of variability in its quarterly revenue and earnings patterns. This variability is typically driven by significant events that impact the recognition of licenses, product and implementation services revenue. Examples of such events include: the timing of major enterprise-wide sales of the Asset Insight product; "one-time" payments from existing customers for license expansion rights (required to install on a larger or an additional computer base); completion and customer acceptance of significant implementation rollouts and the related revenue recognition; budgeting cycles of its potential customers; changes in the mix of software products and services sold; the cancellations of licenses or maintenance agreements; organizational changes within the Company's channel partners; software defects and other product quality problems; and personnel changes. Additionally, the Company has often recognized a substantial portion of its revenue in the last month or weeks of a quarter. As a result, license revenue in any quarter is substantially dependent on orders booked and shipped in the last month or weeks of that quarter. Due to the foregoing factors, quarterly revenue is not predictable with any significant degree of accuracy. In addition, the Company has traditionally reported flat to negative revenue growth in the first quarter as well as lower profit margins in the first two quarters of the fiscal year compared to those experienced in the third and fourth quarters. As part of the annual budget process, management establishes higher discretionary expense levels in relation to projected revenue for the first half of the year. These fluctuations in the timing and amounts of additional operating expenses may also cause profitability to fluctuate from one quarter to another. Also, during a significant launching, such as the Asset Insight product, increases in sales and marketing and general and administrative expenses will occur prior to the realization of incremental revenue. Historically, renewals have accounted for a significant portion of the Company's net revenue; however, there can be no assurance that the Company will be able to sustain current renewal rates in the future.

    Since early 1996, the Company has refocused its business on the asset tracking market and the introduction and sale of its Asset Insight product. The financial results of the Company hereafter reflect the Company's growing dependence on revenue generated by sales of Asset Insight. As a result, various risks and uncertainties relating to the development of the asset tracking business may cause the Company's actual results to differ materially from the results contemplated. Such uncertainties include the ability of the Company to sell its Asset

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Insight product to major accounts with full enterprise-wide deployment; the possibility of the introduction of superior competitive products; the length of time required for the Company to realize sufficient revenue from sales of the product through the reseller sales channel; the length of time required to develop a sustainable stream of revenue from the sale of the Asset Insight product; the ability to recruit key technical, sales and marketing personnel; and the ability of the Company to secure adequate financing on reasonable terms or at all.


RESULTS OF OPERATIONS

REVENUE

    Revenue increased 47% in 1998 to $20.7 million from $14.1 million in 1997 and increased 26% in 1997 to $14.1 million from $11.1 million in 1996. The revenue increase in 1998 was driven by a three-fold increase in Asset Insight product line revenue offset by a decrease in AM:PM and traditional mainframe product revenue. The 1997 revenue increase was driven by a 36% increase in licenses and products revenue primarily as a result of $3.8 million of Asset Insight sales. The Company has developed a total of 63 channel partner relationships to date for the promotion and sale of Asset Insight as compared to 22 and three channel partners at the end of 1997 and 1996, respectively. While the Company has seen growth in the number and size of proposals including Asset Insight, presented by its channel partners, it is uncertain whether such proposals will result in future sales.

    Licenses and products revenue include the sales of Asset Insight, AM:PM and related products and the traditional mainframe product of Arbiter and gateways, including product upgrades and add-ons. Licenses and products revenue increased 81% in 1998 to $14.4 million from $8.0 million in 1997 and increased 36% in 1997 to $8.0 million from $5.9 million in 1996. Asset Insight licenses and products revenue contributed $11.1 million, $3.8 million and $1.4 million in 1998, 1997 and 1996, respectively. Revenue from Asset Insight represented 78% of total licenses and products revenue in 1998 compared to 47% in 1997 and 24% in 1996. Revenue from AM:PM and traditional mainframe products dropped to $3.3 million in 1998 and remained constant in 1997 and 1996 at $4.2 million. The Company has allocated more resources toward the Asset Insight product line and plans to continue devoting a higher percentage of the Company's resources to the asset tracking business. As such, the Company anticipates the trend of reduced AM:PM and traditional mainframe product revenues to continue.

    International revenue (including maintenance contracts) represented approximately 12%, 14% and 8% of the Company's total revenue in 1998, 1997 and 1996, respectively. To date, the majority of international revenue has been denominated in United States currency; therefore, the Company has not experienced any significant currency fluctuations or any other material adverse effects associated with doing business overseas. In 1999, the Company intends to establish a direct sales presence in the United Kingdom, Germany and the Netherlands. If the Company's international revenues grow as anticipated, the Company will be exposed to risks inherent with international revenue. Some of the risk factors include the impact of longer payment cycles, greater difficulty in accounts receivable collection, and unexpected changes in regulatory requirements and tariffs. If future international sales are denominated in local currency, there is an additional risk associated with fluctuating exchange rates.

    Services revenue includes software and hardware maintenance contracts, implementation services, and training and support services not otherwise covered under maintenance agreements. Services revenue increased 3% to $6.3 million in 1998 from $6.1 million in 1997 and increased 16% to $6.1 million in 1997 from $5.3 million in 1996. The increases are due principally to increases in Asset Insight maintenance and Asset Insight

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


REVENUE (CONTINUED)

product services revenue offset by lower maintenance renewals and implementation services revenue from the AM:PM and Arbiter product lines. As the Company continues to refocus its business on the asset tracking market and away from electronic software distribution and the traditional mainframe product lines, it expects this trend to continue.

COST OF REVENUE

    Cost of licenses and products includes costs related to the distribution of licensed software and hardware products and the amortization of capitalized software development costs. Cost of services reflects the cost of the direct labor force, including the associated personnel, travel and subsistence, and occupancy costs incurred in connection with providing consulting and maintenance services. A significant component of cost of revenue is attributable to the amortization of deferred development costs, which is generally fixed in nature. Therefore, as a result of higher revenue in 1998, cost of revenue as a percentage of total revenue decreased to 21% from 25% in 1997 and 33% in 1996. Cost of revenue increased 25% in 1998 to $4.4 million from $3.5 million in 1997, but decreased slightly to $3.5 million in 1997 from $3.7 million in 1996. The overall increase in the amount of cost of revenue is due to higher amortization of deferred development costs, primarily associated with the development of the Asset Insight product, and higher implementation services costs resulting from increased Asset Insight product services revenue. Amortization of software development costs for 1998, 1997 and 1996 was $1.9 million, $1.5 million and $1.6 million, respectively. In 1996, amortization of deferred development costs reflected the accelerated amortization of approximately $287,000 of deferred development costs of non-strategic products.

SALES AND MARKETING EXPENSES

    Sales and marketing expenses consist principally of salaries, commissions and benefits for sales, marketing, and channel support personnel, and the costs associated with product promotions and related travel. With the introduction of Asset Insight, the Company converted from a direct sales channel to an indirect sales organization for the distribution of this product. By developing relationships with resellers, systems integrators, and other third-party vendors that provide consulting and integration services and deliver products developed for this market, the Company sought to acquire an early market share, cover the expected demand for the product, manage the geographically dispersed nature of the target market, and build a large number of salespeople in the field. As such, sales and marketing expenses increased 25% to $8.2 million in 1998 from $6.6 million in 1997 and increased 61% to $6.6 million from $4.1 million in 1996. As a percentage of revenue, sales and marketing expenses were 40%, 47% and 37% in 1998, 1997 and 1996. The increase in absolute dollars in 1998 and 1997 was primarily due to the Company's continuing investment in staffing, marketing and increased travel costs to promote market awareness and revenue growth of the Asset Insight products. The number of sales and marketing personnel doubled during this period, enabling the Company to develop an indirect sales network and to focus on defining the market for the Asset Insight product. Since 1996, the Company has developed relationships with over 60 channel partners. In addition, competition for highly skilled sales and marketing personnel is increasingly intense due to lower overall unemployment rates and the significant increase in information technology spending throughout the economy. Accordingly, in 1998, the Company experienced increased market pressure related to hiring and retaining personnel, resulting in increased staffing costs. Furthermore, the Company expects the trend of increased market pressure and compensation costs to continue.

    The Company is currently investing and intends to continue to invest significant resources in developing additional sales and marketing channels through value-added resellers ("VARs"), system integrators, original equipment manufacturers ("OEMs"), and other channel partners. There can be no assurance that the Company

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


SALES AND MARKETING EXPENSES (CONTINUED)

will be able to attract channel partners that will be able to market the Company's products effectively and will be qualified to provide timely and cost-effective customer support and services. The inability of the Company to establish and maintain such distribution relationships could have a material adverse effect on the Company's business, operating results and financial condition.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses consist principally of salaries and benefit costs for administrative personnel, general operating costs, legal, accounting and other professional services. General and administrative expenses decreased 18% in 1998 to $3.4 million from $4.2 million in 1997 after increasing 71% in 1997 to $4.2 million from $2.4 million in 1996. As a percentage of total revenue, general and administrative expenses decreased in 1998 to 16% from 30% in 1997 after an increase from 22% in 1996. General and administrative expenses in 1997 include a charge for $949,000 as the result of claims by a customer arising out of a consulting project for electronic software distribution that have called into question the collectibility of a receivable that was outstanding at December 31, 1997. The Company continues to seek a negotiated resolution of the dispute and will continue to litigate only if those attempts at negotiation prove unsuccessful. Excluding this charge, general and administrative expenses increased 6% in 1998 when compared to 1997, as a result of an increase in the provision for bad debt, due, in part, to the larger revenue base. In comparison to 1996, the increases in 1997 and 1998 general and administrative expenses relate to increased payroll-related costs, facility costs, and other expenses which were largely a result of a concerted effort to strengthen the infrastructure of the Company to accommodate its growth in revenue.

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

    Gross expenditures for research and development increased 7% in 1998 to $5.3 million from $5.0 million in 1997 and increased 46% in 1997 to $5.0 million from $3.4 million in 1996. Gross research and development costs decreased as a percentage of revenue to 26% in 1998 from 35% in 1997 after increasing from 30% in 1996. The increase in absolute dollars is due to personnel increases and the related staffing costs associated with the Company's continuing commitment to developing enhancements and improvements of the Asset Insight product and its other product lines. The Company has increased the number of research and development personnel from 33 at the beginning of 1996 to 62 at the end of 1998. In addition, the Company has experienced increased market pressure related to hiring and retaining personnel, which has also resulted in increased staffing costs. The Company expects the trend of increased market pressure relating to hiring and retaining personnel to continue.

    Net research and development expenses increased to $3.3 million from $3.2 million in 1997 and $1.2 million in 1996. Deferred development costs were $2.0 million, $1.8 million and $2.2 million in 1998, 1997 and 1996, respectively. As a percentage of gross research and development expenditures, deferred development costs were 37%, 36% and 64% in 1998, 1997, and 1996, respectively. The Company will continue to commit substantial resources to research and development efforts in the future.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


PROVISION FOR INCOME TAXES

    In 1998, the Company incurred income tax expense of $20,000 as a result of the impact of the alternative minimum tax regulation. The Company had no income tax expense in 1997 or 1996 due to the years' losses.

    At December 31, 1998, the Company has net operating loss carryforwards of approximately $29.0 million, which are available to offset future federal taxable income and expire in various amounts from 1999 through 2012.

NET EARNINGS (LOSS)

    The Company recorded net earnings of $1.1 million, or $0.06 per share (diluted), in 1998 compared to a net loss of $3.5 million, or $0.22 per share, in 1997 and a net loss of $253,000, or $0.02 per share, in 1996. The revenue growth offset by the increase in operating expenses since 1996 are the result of the Company's substantial expenditures towards research and development, the sales and marketing campaign, increased staffing, and infrastructure growth and development in order to support the Asset Insight product rollout. The Company expects to continue devoting substantial resources towards market awareness, channel establishment and continued product development of Asset Insight.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

    In October 1997, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 97-2 Software Revenue Recognition, as amended in March 1998 by SOP 98-4 and October 1998 by SOP 98-9. These SOPs provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The Company adopted SOP 97-2 for software transactions entered into beginning January 1, 1998. Based on the current requirements of the SOPs, application of these statements did not have a material impact on the Company's revenue recognition policies. However, AcSEC is currently reviewing further modifications to the SOP with the objective of providing more definitive, detailed implementation guidelines. This guidance could lead to unanticipated changes in the Company's operational and revenue recognition practices. Such changes may have a material adverse effect on the Company's reported revenue, increase administrative costs, or otherwise adversely modify existing operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

    The Company has funded its operations through borrowings and cash generated from operations. To fund the Company's growth plan, the Company has arranged a $6.0 million unsecured revolving line of credit with Safeguard. Terms of the line of credit require monthly interest payments at the prime rate plus 1%. Principal is due thirteen months after date of demand by Safeguard or earlier in the case of a sale of substantially all of the assets of the Company, a business combination or upon the closing of a sale of a debt or equity offering. As of March 29, 1999, borrowings under the line of credit with Safeguard were $3.5 million.

    In July 1997, the Company entered into a sale-leaseback agreement. Under the arrangement, the Company has received, at varying times through December 31, 1998, $1.2 million for computer equipment and furniture that had a net book value of $1.0 million. The leaseback has been accounted for as an operating lease. The aggregate minimum monthly rental payment under these transactions is approximately $28,900. The gains recognized in these transactions have been deferred and are being amortized to income in proportion to rental expense over the term of the lease.

    Net cash provided by operating activities increased in 1998 primarily as a result of the net earnings in 1998 offset by an increase in accounts receivable when compared to 1997. The increase in accounts receivable is the result of increased revenue and the high percentage of revenue recognized in the final weeks of the year.

    Net cash used in investing activities for 1998 consisted primarily of the investment associated with the Company's ongoing commitment to developing enhancements and improvements of the Asset Insight products and the purchase of furniture and equipment to support the anticipated growth of the business, offset by the proceeds received under the sale-leaseback agreement described above.

    Net cash provided by financing activities in 1998 consisted primarily of borrowings under the Safeguard line of credit to fund the Company's growth plan.

    Cash requirements are forecasted to continue to increase through 1999 due to the planned expenditures for marketing and the increased staffing required to enhance, support and market Asset Insight and related products. As stated above, Safeguard has agreed to assist in funding the Company's projected cash requirements by providing a $6.0 million line of credit, of which $2.5 million is available for future borrowings as of March 29, 1999. Although operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, the Company anticipates that its operating and investing activities may use cash. Consequently, any such future growth may require the Company to obtain additional equity or debt financing. However, the Company has no present understanding, commitment, or agreement with respect to any such transaction. Accordingly, there can be no assurance that the Company will have access to adequate debt or equity financing or that, if available, it will be under terms and conditions satisfactory to the Company or which may not be dilutive.


YEAR 2000

    Some computers, software and other equipment include programming code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean the year 1900 instead of 2000.

    The Company is currently assessing the nature and extent of the effect of the Year 2000 issue on the Company. In addressing the Year 2000 issue the Company has identified the following five phases. In the AWARENESS PHASE, the Company defined the Year 2000 issue, obtained executive level support and identified areas of risk. In the ASSESSMENT PHASE, the Company collected a comprehensive list of items that may be affected by Year 2000 compliance issues in each risk area and evaluated the items to determine which will function properly with the change to the new century and ranked items that will need to be remediated based

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


YEAR 2000 (CONTINUED)

on their potential impact to the Company. The REMEDIATION PHASE includes an analysis of the items that are affected by Year 2000, the identification of problem areas and the repair of essential non-compliant items. The VALIDATION PHASE includes a thorough testing of all proposed repairs, including present and forward date testing which simulates dates in the Year 2000. The IMPLEMENTATION PHASE consists of placing all items that have been remediated and successfully tested into production.

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

    The Company has completed the awareness and assessment of its internal information technology ("IT") systems and non-IT systems (such as telephone, voice mail, building management and security systems). The Company's material internal IT systems consist principally of accounting, human resources, sales and customer tracking and development software applications and tools. For third-party software applications, the Company has requested written confirmation that the software applications are Year 2000 compliant or has obtained relevant information directly from vendors' websites and other publicly available sources. Remediation will be substantially complete for all mission-critical applications by the beginning of the second quarter. Validation and implementation phases will commence in the second quarter and continue through 1999.

    The Company is communicating directly with critical suppliers, channel partners, and financial institutions and gathering information from their websites, SEC filings and other public sources to identify and, to the extent possible, resolve issues relating to their Year 2000 readiness. The Company has completed the awareness phase of its evaluation of material third parties. The Company has not yet received sufficient information from all parties about their remediation plans to predict the outcomes of their efforts. If any of the Company's material third parties are not Year 2000 ready and their noncompliance causes a material disruption to any of their businesses, the operations of the Company could be materially adversely impacted. These disruptions could include, among

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



YEAR 2000 (CONTINUED)

other things: a client's inability to process payments to the Company; a financial institution's inability to process checks drawn on the Company's bank accounts, accept deposits or process wire transfers; a client's, supplier's, or financial institution's business failure; a loss of voice and data connections the Company uses to share information; and other interruptions to the normal conduct of business by the Company, the nature and extent of which the Company cannot foresee. The Company has evaluated the nature and extent of these risks, but at this time is unable to determine the probability that any of such risks will be realized, or if they are, the nature or length thereof, or effect, if any they may have on the Company.

    Within the next year, computer systems and/or software used by many companies may need to be upgraded to comply with such Year 2000 requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. Although Asset Insight includes Year 2000 analyses that enable organizations to assess at-risk assets, determine the cost of correcting at-risk software, manage the correction process, and audit the enterprise to ensure problems are not re-emerging, the Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues. Many companies are expending significant resources to correct their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company.

    The Company expects to identify and resolve, before December 31, 1999, all significant Year 2000 issues that could materially adversely affect its business, financial condition or results of operations. However, the Company does not believe it is possible to determine with complete certainty that all Year 2000 issues affecting the Company have been identified or corrected. In addition, the Company cannot accurately predict how many failures related to Year 2000 will occur or the severity, duration or financial consequences of such failures. As a result, although the Company believes that its Year 2000 efforts will enable the company to avoid suffering a material adverse effect in this regard, the Company has considered that it could possibly suffer:

    o a significant number of operational inconveniences and inefficiencies for the Company and its customers that may divert management's time and attention and financial and human resources from its ordinary business activities; or

    o a lesser number of serious system failures that may require significant efforts by the Company or its customers to prevent or alleviate material business disruptions.

    The Company has contingency plans for certain mission-critical applications and is working on plans for others. These contingency plans involve, among other actions, manual workarounds, increasing inventories, seeking alternate vendors and adjusting staffing strategies. Certain internal applications, third party software and products have been determined to be non-compliant and have a minimal risk of impacting or disrupting the Company's operations or product performance. As such, no contingency plans are expected to be developed for these items. However, these items will be monitored throughout 1999 and contingency plans will be created if the potential for significant impact arises for any of these items.

    The Company expects most of the costs incurred in addressing the Year 2000 issues to be expensed as incurred, in compliance with generally accepted accounting principles. To date, the awareness, assessment and remediation phases have been conducted by the Company's existing personnel and the incremental cost has been insignificant. Most of the remaining costs to be incurred in addressing the Year 2000 issues are expected to be expensed as incurred, in compliance with generally accepted accounting principles. The Company does believe that a portion of the remaining cost will be handled through the normal course of software upgrades and replacements and is currently estimated to be under $100,000. However, if compliance efforts of which the Company is not aware are required and are not completed on time, or if the cost of any required updating, modification or replacement of the Company's systems exceeds the Company's estimates, the Year 2000 issue could have a material adverse effect on the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


    YEAR 2000 (CONTINUED)

    While the Company believes that it is addressing the Year 2000 issue, there can be no assurance that the Company's Year 2000 analyses will be completed on a timely basis, or that the costs and liabilities associated with the Year 2000 issue will not materially adversely impact the business, prospects, revenue or financial position of the Company.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The Company is exposed to market risk from changes in interest rates. Such changes in interest rates impact interest cost on the Company's interest rate sensitive liabilities. Interest rate sensitive liabilities are assumed to be those for which the stated interest rate is not contractually fixed for the next 12-month period. Thus, liabilities which have a market-based index, such as the prime rate, are rate sensitive. As of December 31, 1998, the only interest rate sensitive liability of the Company is its $6.0 million unsecured revolving line of credit with Safeguard. Assuming a hypothetical, immediate 100 basis point increase in the interest rate, the Company's interest expense over the following 12-month period would be increased by approximately $40,000. The hypothetical model assumes that the balance of interest rate sensitive liabilities at fiscal year-end will remain constant over the next 12-month period. Thus, this model represents a static analysis, which cannot adequately portray how the Company would respond to significant changes in market conditions. Furthermore, the analysis does not necessarily reflect the Company's expectations regarding the movement of interest rates in the near term, including the likelihood of an immediate 100 basis point change in the interest rates nor the actual effect on interest cost if such a rate change was to occur. The Company has not historically used financial instruments to hedge interest rate exposure, does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.



ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements and schedule filed with this report appear on pages F-2 through F-17, and are listed on page F-1.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

INCORPORATED BY REFERENCE

    The information called for by Item 10. Directors and Executive Officers of the Registrant (other than the information concerning executive officers set forth after Item 4 herein); Item 11. Executive Compensation; Item 12. Security Ownership of Certain Beneficial Owners and Management; and Item 13. Certain Relationships and Related Transactions is incorporated herein by reference to the Company's definitive proxy statement for its 1999 Annual Shareholders Meeting, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year to which this report relates.

                                           PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     The following documents are filed as a part of this report:

    (1) Financial Statements


         (i)   Report of Independent Auditors..................................................F-2

         (ii)  Balance Sheets at December 31, 1998 and 1997....................................F-3

        (iii)  Statements of Operations for the years ended
               December 31, 1998, 1997 and 1996................................................F-4

        (iv)   Statements of Shareholders' Equity for the years ended
               December 31, 1998, 1997 and 1996................................................F-5

        (v)    Statements of Cash Flows for the years ended
               December 31, 1998, 1997 and 1996................................................F-6

        (vi)   Notes to Financial Statements......................................F-7 through F-15

    (2) Financial Statement Schedules


        (i)    Schedule II -Valuation and Qualifying Accounts for the years ended
               December 31, 1998, 1997 and 1996...............................................F-17

    (3) Exhibits


        See Item 14(c) of this Report.

(b)     Reports on Form 8-K.

        No reports on Form 8-K have been filed by the Registrant during the quarter ended December 31, 1998.

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

                                  EXHIBIT INDEX

       EXHIBIT
       NUMBER         EXHIBIT DESCRIPTION
       ------         -------------------

        3.1           Articles of Incorporation of the Company, as amended (3)
                      (Exhibit 3a)

        3.2           Articles of Amendment of Rabbit Software Corporation (4)
                      (Exhibit 3.2)

        3.3           Articles of Amendment of the Company (5) (Exhibit 3.3)

        3.4           By-Laws of the Company, as amended (3) (Exhibit 3b)

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

        10.1 Agreement of Lease, executed by the Company on December 23, 1996, with Rexford LLC (6) (Exhibit 10.1)

        10.2 Agreement of Lease, executed by the Company on February 17, 1986, with Morehall Associates Limited Partnership (1) (Exhibit 10m)

        10.3 First Amendment to Agreement of Lease, dated June 13, 1986, with Morehall Associates Limited Partnership (2) (Exhibit 10i)

        10.4 Second Amendment to Agreement of Lease, dated June 1, 1989, with Morehall Associates Limited Partnership (2) (Exhibit 10j)

        10.5 Third Amendment to Agreement of Lease, dated October 12, 1992, with Morehall Associates Limited Partnership (3) (Exhibit 10d)

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

        10.21* **     Promissory Note and Pledge Agreement dated April 15, 1997, between the Company and Chris Jesse

        10.22* **     Promissory Note and Pledge Agreement dated April 15, 1997, between the Company and Nancy Dunn

         23.1*        Consent of Ernst & Young LLP

        27.1*         Financial Data Schedule for the year ended December 31,
                      1998

        *             Filed herewith.
        ** Management contract or compensatory plan or arrangement in which directors and/or executive officers of the registrant may participate.

                                  EXHIBIT INDEX


        (1) Filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-9525), and incorporated herein by reference.
        (2) Filed as an exhibit to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1989, and incorporated herein by reference.
        (3) Filed as an exhibit to the Company's Annual Report on Form 10-K for fiscal year year ended December 31,1992, and incorporated herein by reference.
        (4) Filed as an exhibit to the Company's Current Report on Form 8-K dated ended September 30, 1993, and incorporated herein by reference.
        (5) Filed as an exhibit to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1994, and incorporated herein by reference.
        (6) Filed as an exhibit to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1996, and incorporated herein by reference.
        (7) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997, and incorporated herein by reference.
        (8) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997, and incorporated herein by reference.

(d)     See Item 14(a) of this Report

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                TANGRAM ENTERPRISE SOLUTIONS, INC.

Dated:  March 30, 1999          By: /s/ William C. Jesse
                                    --------------------------------
                                William C. Jesse,
                                President, Chief Executive Officer
                                and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated:  March 30, 1999          /s/ William C. Jesse
                                -----------------------------
                                William C. Jesse,
                                President, Chief Executive Officer
                                and Director
                                (Principal Executive Officer)

Dated:  March 30, 1999          /s/ John N. Nelli
                                ------------------------------------
                                John N. Nelli,
                                Senior Vice President and
                                Chief Financial Officer
                                (Principal Financial and Accounting
                                Officer)

Dated:  March 30, 1999          /s/ Charles A. Root
                                -----------------------------
                                Charles A. Root,
                                Chairman of the Board of Directors

Dated:  March 30, 1999          /s/ Steven F. Kuekes
                                -----------------------------
                                Steven F. Kuekes,
                                Senior Vice President, Chief
                                Technology Officer and Director

Dated:  March 30, 1999          /s/ Michael H. Forster
                                ------------------------------------
                                Michael H. Forster,
                                Director

Dated:  March 30, 1999          /s/ John F. Owens
                                -----------------------------
                                John F. Owens,
                                Director

Dated:  March 30, 1999          /s/ Carl G. Sempier
                                -----------------------------
                                Carl G. Sempier,
                                Director

Dated:  March 30, 1999          /s/ Harry Wallaesa
                                -----------------------------
                                Harry Wallaesa,
                                Director

Dated:  March 30, 1999          /s/ Carl Wilson
                                ------------------------------------
                                Carl Wilson,
                                Director

                       TANGRAM ENTERPRISE SOLUTIONS, INC.

                          AUDITED FINANCIAL STATEMENTS
                      AND ADDITIONAL FINANCIAL INFORMATION

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                    Contents


Report of Independent Auditors...............................................F-2

Audited Financial Statements

Balance Sheets...............................................................F-3
Statements of Operations.....................................................F-4
Statements of Shareholders' Equity...........................................F-5
Statements of Cash Flows.....................................................F-6
Notes to Financial Statements................................................F-7

Additional Financial Information

Schedule II - Valuation and Qualifying Accounts.............................F-17

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
Tangram Enterprise Solutions, Inc.

We have audited the balance sheets of Tangram Enterprise Solutions, Inc. as of December 31, 1998 and 1997, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tangram Enterprise Solutions, Inc. as of December 31, 1998 and 1997, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                           /s/ Ernst & Young LLP

Raleigh, North Carolina
January 22, 1999

                       TANGRAM ENTERPRISE SOLUTIONS, INC.

                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                 DECEMBER 31
                                                            1998             1997
                                                      -----------------------------------
 ASSETS
 Current assets:
   Cash and cash equivalents                               $   245          $   246
   Accounts receivable, net of allowance of
     $1,262 and $1,149 in 1998 and 1997                      5,930            2,971
   Notes receivable - officers                                 392               -
   Other                                                       262              261
                                                      -----------------------------------
  Total current assets                                       6,829            3,478

 Property and equipment:
   Computer equipment and software                             709              614
   Office equipment and furniture                              102              127
   Leasehold improvements                                       88               77
                                                      -----------------------------------
                                                               899              818
   Less accumulated depreciation and amortization             (518)            (352)
                                                      -----------------------------------
  Total property and equipment                                 381              466

 Other assets:
   Notes receivable - officers, less current portion           892            1,284
   Deferred software costs, net                              3,369            3,289
   Cost in excess of net assets of business acquired,        3,659            4,407
     net
   Other                                                        40               37
                                                      -----------------------------------
  Total other assets                                         7,960            9,017
                                                      -----------------------------------
  Total assets                                             $15,170          $12,961
                                                      ===================================

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                                            794              709
   Accrued expenses                                          1,088            1,447
   Deferred revenue                                          3,476            2,865
                                                      -----------------------------------
  Total current liabilities                                  5,358            5,021

 Long-term debt - shareholder                                3,576            3,006
 Other liabilities                                             472              451

 Shareholders' equity:
   Common stock, par value $0.01, authorized
     48,000,000 shares, 15,805,817 issued and
     15,781,124 outstanding in 1998 and 15,767,747             158              158
     issued and 15,681,729 outstanding in 1997
   Additional paid-in capital                               44,522           44,713
   Accumulated deficit                                     (38,772)         (39,888)
   Treasury stock, at cost, 24,693 shares and 86,018
     shares in 1998 and 1997                                  (144)            (500)
                                                      -----------------------------------
  Total shareholders' equity                                 5,764            4,483
                                                      -----------------------------------
  Total liabilities and shareholders' equity               $15,170          $12,961
                                                      ===================================

See Accompanying Notes.

                              TANGRAM ENTERPRISE SOLUTIONS, INC.

                                   STATEMENTS OF OPERATIONS
                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                      YEAR ENDED DECEMBER 31
                                              1998            1997            1996
                                         -----------------------------------------------
Revenue:
  Licenses and products                    $  14,387       $   7,968       $   5,856
  Services                                     6,291           6,106           5,286
                                         -----------------------------------------------
Total revenue                                 20,678          14,074          11,142

 Cost of revenue:
  Cost of licenses and products                2,427           1,705           1,876
  Cost of services                             1,934           1,778           1,827
                                         -----------------------------------------------
Total cost of revenue                          4,361           3,483           3,703
                                         -----------------------------------------------

 Gross profit                                 16,317          10,591           7,439

Operating expenses:
  Sales and marketing                          8,171           6,545           4,068
  General and administrative                   3,398           4,160           2,428
  Research and development                     3,340           3,192           1,228
                                         -----------------------------------------------
Total operating expenses                      14,909          13,897           7,724
                                         -----------------------------------------------

Income (loss) from operations                  1,408          (3,306)           (285)

Other (expense) income                          (272)           (155)             32
                                         -----------------------------------------------

Income (loss) before income taxes              1,136          (3,461)           (253)
Provision for income taxes                        20               -               -
                                         -----------------------------------------------

Net earnings (loss)                        $   1,116       $  (3,461)      $    (253)
                                         ===============================================

Earnings (loss) per common share:
  Basic                                    $    0.07       $   (0.22)      $   (0.02)

                                         ===============================================
  Diluted                                  $    0.06       $   (0.22)      $   (0.02)

                                         ===============================================

Weighted average number of common shares
 outstanding:
  Basic                                       15,747          15,631          14,811
                                         ===============================================
  Diluted                                     17,265          15,631          14,811
                                         ===============================================

See Accompanying Notes.

                                 TANGRAM ENTERPRISE SOLUTIONS, INC.

                                 STATEMENTS OF SHAREHOLDERS' EQUITY
                               (IN THOUSANDS, EXCEPT NUMBER OF SHARES)


                                        COMMON STOCK    ADDITIONAL              TREASURY STOCK
                                      ------------------ PAID-IN  ACCUMULATED ------------------  SHAREHOLDERS'
                                      SHARES    AMOUNT   CAPITAL    DEFICIT     SHARES    AMOUNT     EQUITY
                                     ---------------------------------------------------------------------------
Balance at December 31, 1995        14,527,876    $145   $44,275  $(36,174)          -   $     -    $8,246
  Exercise of stock                  1,028,396      11       305         -     (32,331)     (202)      114
  options
  Conversion of debt                   109,091       1       149         -           -         -       150
  Net loss                                   -       -         -      (253)          -         -      (253)
                                     ---------------------------------------------------------------------------

Balance at December 31, 1996        15,665,363     157    44,729   (36,427)    (32,331)     (202)    8,257
  Exercise of stock                    102,384       1       (16)        -      32,331       202       187
  options
  Acquisition of treasury                    -       -         -         -     (86,018)     (500)     (500)
  stock
  Net loss                                   -       -         -    (3,461)          -         -    (3,461)
                                     ---------------------------------------------------------------------------

Balance at December 31, 1997         15,767,747    158    44,713   (39,888)    (86,018)     (500)    4,483
  Exercise of stock                      38,070      -      (191)        -      61,325       356       165
  options
  Net income                                 -       -         -     1,116           -         -     1,116

                                     ---------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1998         15,805,817   $158   $44,522  $(38,772)    (24,693)    $(144)  $ 5,764

                                     ===========================================================================

See Accompanying Notes.

                              TANGRAM ENTERPRISE SOLUTIONS, INC.

                                   STATEMENTS OF CASH FLOWS
                                        (IN THOUSANDS)

                                                                    YEAR ENDED DECEMBER 31
                                                                1998          1997         1996
                                                            -----------------------------------------
OPERATING ACTIVITIES
Net earnings (loss)                                           $  1,116     $ (3,461)      $   (253)
Adjustments to reconcile net earnings (loss) to net
  cash provided by operating activities:
  Depreciation                                                     216          286            281
  Amortization                                                   2,656        2,248          2,333
  Reserve for doubtful accounts                                    113        1,018             56
  Other                                                              -          314              -
  Cash provided by changes in working capital items:
    Accounts receivable and other current assets                (3,073)        (992)          (426)
    Accounts payable                                               123           81             87
    Accrued expenses                                              (359)         724            337
    Deferred revenue                                               611          245            392
                                                            -----------------------------------------
  Net cash provided by operating activities                      1,403          463          2,807

INVESTING ACTIVITIES
Deferred software costs                                         (1,988)      (1,777)        (2,164)
Expenditures for property and equipment                           (483)        (953)          (501)
Sale-leaseback of equipment and furniture                          373          826              -
Increase in notes receivable-officers                                -         (500)             -
(Increase) decrease in other assets                                 (3)          36           (213)
                                                            -----------------------------------------
  Net cash used in investing activities                         (2,101)      (2,368)        (2,878)

FINANCING ACTIVITIES
Net borrowings on note payable to shareholder                      570        2,606            400
Repayment on notes payable                                         (38)        (318)          (264)
Repayment of capital lease obligations                               -            -            (95)
Acquisition of treasury stock                                        -         (500)             -
Proceeds from exercise of stock options                            165          187            114
                                                            -----------------------------------------
  Net cash provided by financing activities                        697        1,975            155
                                                            -----------------------------------------

Net (decrease) increase in cash                                     (1)          70             84
Cash and cash equivalents, beginning of year                       246          176             92
                                                            =========================================
Cash and cash equivalents, end of year                        $    245     $    246       $    176
                                                            =========================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
  Cash paid during the year for interest                      $    363     $    208       $     52
                                                            =========================================


See Accompanying Notes.

                       TANGRAM ENTERPRISE SOLUTIONS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND DESCRIPTION OF BUSINESS

Tangram Enterprise Solutions, Inc (the "Company") provides enterprise wide solutions, including asset tracking and electronic software distribution for large heterogeneous computing environments, encompassing mainframe, UNIX-based mini and LAN server platforms. The Company's common stock trades on The Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the symbol TESI. The Company is a member of the Safeguard Scientifics, Inc. ("Safeguard") partnership of companies. Safeguard invests in and operates rapidly growing information technology businesses. Safeguard is the majority shareholder of the Company holding approximately 66% of the Company's outstanding common shares.

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

REVENUE RECOGNITION

In October 1997, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 97-2 Software Revenue Recognition, as amended in March 1998 by SOP 98-4 and October 1998 by SOP 98-9. These SOPs provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The Company adopted SOP 97-2 for software transactions entered into beginning January 1, 1998. Based on the current requirements of the SOPs, application of these statements did not have a material impact on the Company's revenue recognition policies. However, AcSEC is currently reviewing further modifications to the SOP with the objective of providing more definitive, detailed implementation guidelines. This guidance could lead to unanticipated changes in the Company's operational and revenue recognition practices.

The Company derives revenue from software licenses, postcontract customer support (PCS), and consulting services. License and products revenue include software license fees under perpetual and period licensing agreements and revenue from the sale of gateway and other products, which include both hardware and software. Postcontract customer support includes telephone support, bug fixes, and rights to upgrades on a when-and-if available basis. Consulting services consist primarily of implementation services performed on a time and material basis for the installation of the Company's software products, database trigger services which create a mechanism for importing data from a third party system into the Company's software products and on-site training services. Revenue from software license agreements and product sales are recognized upon delivery, provided that all of the following conditions are met: a non-cancelable license agreement has been signed; the software has been delivered; no significant production, modification or customization of the software is required; the vendor's fee is fixed or determinable; and collection of the resulting receivable is deemed probable. In software arrangements that include rights to software products, specified upgrades or gateways, PCS, and/or other services, the Company allocates the

                       TANGRAM ENTERPRISE SOLUTIONS, INC.

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

total arrangement fee among each deliverable based on vendor-specific objective evidence. Revenue from maintenance agreements are recognized ratably over the term of the maintenance period, generally one year. Consulting and training services, which are not considered essential to the functionality of the software products, are recognized as the respective services are performed.

COST OF REVENUE

Cost of licenses and products includes costs related to the distribution of licensed software and hardware products and amortization of capitalized software development costs. Costs of services includes the cost of the direct labor force, including the associated personnel, travel and subsistence, and occupancy costs incurred in connection with providing consulting and maintenance services.

SALES AND CONCENTRATION OF CREDIT RISK

The Company operates in a single industry and is engaged in the design and sale of a limited number of software products. No single customer accounted for more than 10% of total revenue in 1998. During 1997 and 1996, approximately 10% and 17%,respectively, of sales were made to the Company's largest customer. One of the Company's customers represented 14% of the accounts receivable balance at December 31, 1998.

International revenue (including maintenance contracts) represented approximately 12%, 14%, and 8% of the Company's total revenue in fiscal years 1998, 1997, and 1996, respectively. To date, the majority of international revenue has been denominated in United States currency; therefore, the Company's results of operations have not been affected by currency fluctuation.

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

                       TANGRAM ENTERPRISE SOLUTIONS, INC.

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER SHARE

The basic earnings per common share calculations for the three years ended December 31, 1998, 1997 and 1996 are computed based on the weighted-average number of common shares outstanding during each period. Diluted earnings per common share reflect the potential dilution that would occur assuming the exercise of stock options. Basic and diluted earnings per share are the same in 1997 and 1996 because the effect of inclusion of the exercise of stock options would be to reduce the loss per common share. If the exercise of stock options were included, the weighted average number of common shares outstanding would have increased by 1,622,000 and 2,362,000 for the years ended December 31, 1997 and 1996, respectively.

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

RECLASSIFICATIONS

Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform with 1998 presentation. These reclassifications had no effect on net loss or shareholders' equity as previously reported.

                       TANGRAM ENTERPRISE SOLUTIONS, INC.

2.  INTANGIBLE ASSETS

Intangible assets consist of the following at December 31, 1998 and 1997 (in thousands):

                                   AMORTIZATION     ESTIMATED
                                      METHOD          LIVES        1998        1997
                                   -------------- -------------- ---------- -----------
Cost in excess of net assets of
  business acquired                Straight-line  10-15 years      $ 8,588    $8,588
Software development costs         Straight-line      3 years        6,079     6,276
                                                                 ---------- -----------
                                                                    14,667    14,864
Less accumulated amortization                                        7,639     7,168
                                                                 ========== ===========
Net intangible assets                                              $ 7,028    $ 7,696
                                                                 ========== ===========

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

Amortization is provided on a product-by-product basis over the estimated economic life of the software, not to exceed three years, using the straight-line method. Amortization commences when a product is available for general release to customers. During 1998, approximately $2,187,000 of fully amortized software development costs were removed from intangible assets and accumulated amortization.

Research and development costs are comprised of the following as of December 31 (in thousands):

                                                     1998        1997         1996
                                                  ----------- ------------ -----------
Research and development costs incurred            $ 5,328     $ 4,969       $ 3,392
Less - capitalized software development costs       (1,988)     (1,777)       (2,164)
                                                  =========== ============ ===========
Research and development costs, net                $ 3,340     $ 3,192       $ 1,228
                                                  =========== ============ ===========

Included in cost of revenues is amortization of software development costs of $1,908,000, $1,510,000 and $1,575,000 in 1998, 1997 and 1996, respectively.

                       TANGRAM ENTERPRISE SOLUTIONS, INC.

3.  DEBT

The Company has a $6.0 million unsecured revolving line of credit with Safeguard. The amount of this line of credit was increased from $1.0 million to $5.0 million in April 1997 and to $6.0 million in July 1997 to finance the cost of introducing and marketing the new Asset Insight product. Terms of the line of credit require monthly interest payments at the prime rate plus 1%. Principal is due thirteen months after date of demand by Safeguard or earlier in the case of a sale of substantially all of the assets of the Company, a business combination or upon the closing of a debt or equity offering.

Total interest expense was $377,000, $256,000 and $57,000 for the years ended 1998, 1997 and 1996, respectively.

4.  LEASES

In July 1997, the Company entered into a sale-leaseback agreement. Under the arrangement, the Company has received, at varying times through December 31, 1998, $1.2 million for computer equipment and furniture that had a net book value of $1.0 million. The leaseback has been accounted for as an operating lease. The aggregate minimum monthly rental payment under these transactions is approximately $28,900. The gains recognized in these transactions have been deferred and are being amortized to income in proportion to rental expense over the term of the lease.

The Company leases its facilities and certain equipment under several non-cancelable operating lease agreements that expire at various times through 2004. Rental expense under these leases for the years ended December 31, 1998, 1997 and 1996 totaled approximately $1,406,000, $1,184,000 and $751,000, respectively.

Future minimum lease payments under noncancelable operating leases at December 31, 1998 are as follows (in thousands):

  1999                                                          $  1,432
  2000                                                             1,338
  2001                                                             1,196
  2002                                                             1,005
  2003                                                               954
  Thereafter                                                         719
                                                               ------------
                                                               $   6,644
                                                               ============

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

The Company may no longer grant options under the 1988 Plan or the Directors' Plan. In April 1997, the Board of Directors proposed and, in May 1997, the stockholders adopted the 1997 Equity Compensation Plan and reserved 2,000,000 shares of the Company's common stock for possible issuance. Through December 31, 1998 the Company had options outstanding under these plans of 1,794,800 shares (1988 Plan), 198,000 shares (Director's Plan) and 555,700 shares (1997 Plan). Under the plans, the Board of Directors determines the option exercise price on a per-grant basis, but the price shall not be less than fair market value on the date of grant. Generally, outstanding options vest over periods not exceeding 4 years after the date of grant and expire 10 years after the date of grant. All options granted under the plans to date have been at prices which have been equal to fair market value at date of grant. At December 31, 1998, the Company reserved approximately 3,993,000 shares of common stock for future issuance under the plans.

Option activity under the Company's plans are summarized below (in thousands, except per share amounts):

                                                  1998                1997                1996
                                          --------------------- ------------------ --------------------
                                                     WEIGHTED            WEIGHTED           WEIGHTED
                                                      AVERAGE            AVERAGE             AVERAGE
                                                     EXERCISE            EXERCISE           EXERCISE
                                           SHARES      PRICE    SHARES    PRICE    SHARES     PRICE
                                          ---------- ---------- -------- --------- ------- ------------
Outstanding  at  beginning of year          2,342       $2.27     2,219     $1.65    2,968    $1.12
Options granted                               766        4.86       290      6.73      350     2.25
Options exercised                             (99)       1.66      (134)     1.39   (1,028)    0.31
Options canceled                             (460)       6.65       (33)     6.55      (71)    1.82
                                          ---------- ---------- -------- --------- ------- ------------
Outstanding at end of year                  2,549       $2.29     2,342     $2.27    2,219    $1.65
                                          ========== ========== ======== ========= ======= ============

Options exercisable at year-end             1,807                 1,652              1,280
Shares available for future grant           1,444                 1,787                161

The following summarizes information about the Company's stock options outstanding at December 31, 1998 (in thousands, except per share amounts):

                                OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                      ----------------------------------------- --------------------------
                                        WEIGHTED.    WEIGHTED      NUMBER       WEIGHTED
      RANGE OF          NUMBER      AVG. REMAINING     AVG.      EXERCISABLE      AVG.
      EXERCISE        OUTSTANDING     CONTRACTUAL   EXERCISE         AT         EXERCISE
       PRICES         AT 12/31/98        LIFE         PRICE       12/31/98        PRICE
--------------------- ------------ --------------- ------------ ----------- --------------
   $1.00 - $1.25           410            5.7 yrs.   $ 1.13          343        $  1.11
   $1.50 - $1.75         1,268            5.3          1.50        1,266           1.50
   $2.19 - $2.19           201            6.5          2.19          134           2.19
   $3.75 - $3.75           406            9.2          3.75            0           0.00
   $4.50 - $4.75           130            9.1          4.67           12           4.69
   $5.00 - $5.25             6            8.5          5.10            4           5.13
   $5.75 - $6.13            52            7.8          6.11           37           6.13
    $6.75- $6.75            50            9.1          6.75            0           0.00
    $7.00- $7.38            16            7.8          7.13            6           7.19
       $10.25               10            7.4         10.25            5          10.25
                      ============ =============== ============ =========== ==============
                         2,549            6.4 yrs.   $ 2.29        1,807        $  1.65
                      ============ =============== ============ =========== ==============

                       TANGRAM ENTERPRISE SOLUTIONS, INC.

5.  STOCK OPTIONS (CONTINUED)

The Company applies APB 25 and related interpretations in accounting for its various stock option plans. Had compensation expense been recognized consistent with SFAS 123, the Company's net loss would have been $165,000 or $0.01 per share, in 1998, $3,959,000, or $0.25 per share, in 1997, $561,000, or $0.04 per share, in 1996.

The per share weighted-average fair value of stock options issued by the Company during 1998, 1997 and 1996 was $4.25, $5.26 and $1.67, respectively, on the dates of grant.

The following assumptions were used by the Company to determine the fair value of stock options granted using the Black-Scholes option-pricing model:

                                                1998           1997             1996
                                           --------------- -------------- ------------------
    Dividend yield                                  0%               0%               0%
    Expected volatility                           100%             100%     116% to 138%
    Expected option life                 5 to 10 years    5 to 10 years    4 to 10 years
    Risk-free interest rate               4.6% to 5.9%     5.9% to 6.8%     6.1% to 6.9%

Pro forma net loss reflects only options granted since January 1, 1995. Therefore, the full impact of calculating compensation expense for stock options under SFAS 123 is not reflected in the pro forma net loss amounts presented above because compensation expense is reflected over the options' vesting period and compensation expense for options granted prior to January 1, 1995 is not considered.

6.  RELATED PARTY TRANSACTIONS

During the years ended December 31, 1998, 1997 and 1996, the Company paid administrative services fees to Safeguard totaling approximately $267,000, $254,000 and $261,000, respectively. The Company also paid Safeguard interest costs under a revolving credit agreement of $360,000, $186,000 and $7,000 in 1998, 1997 and 1996, respectively.

In April 1997, the Company made non-recourse, non-interest bearing loans to certain officers of the Company in the aggregate amount of $500,000 and repurchased from these officers a total of 86,018 shares of the Company's common stock for a purchase price of $500,000. The stock was acquired at its current market price as reflected by the average of the day's best bid and asked prices. The loans are secured by shares of the Company's common stock owned by the officers and mature at the end of three years or termination of employment, whichever occurs first. In addition, during 1995 and 1994, the Company made non-recourse, non-interest bearing loans to certain officers of the Company totaling $784,000. These loans are secured by shares of the Company's common stock owned by the officers and mature at the end of five years or termination of employment, whichever occurs first. The total loans outstanding at December 31, 1998 was $1,284,000.

                       TANGRAM ENTERPRISE SOLUTIONS, INC.

7.  INCOME TAXES

In 1998, the Company incurred income tax expense of $20,000 as a result of the impact of the alternative minimum tax regulation. The Company had no income tax expense in 1997 or 1996 due to the years' losses.

The components of net deferred taxes as of December 31 are as follows (in thousands):

                                              1998            1997
                                         --------------------------------
Deferred tax assets
  Tax loss carryforwards                     $ 9,941         $ 9,652
  Tax credit carryforwards                       400             455
  Deferred software costs                     (1,112)           (777)
  Allowance for doubtful accounts                429             391
  Other                                          317             297
                                         --------------------------------
Total gross deferred tax assets                9,975          10,018
Valuation allowance                           (9,975)        (10,018)
                                         --------------------------------
Net deferred tax assets                      $     -         $     -
                                         ================================

The actual income tax expense for 1998, 1997 and 1996 differs from the "expected" amount (computed by applying the statutory federal income tax rate of 34% to the income (loss) before income taxes) as follows (in thousands):

                                               1998            1997            1996
                                          ------------------------------------------------
Computed "expected" tax expense (benefit)     $   379         $  (868)        $   (86)
Non-deductible amortization                       254             251             257
Change in valuation allowance and other          (613)            617            (171)
                                          ------------------------------------------------
Actual tax expense                            $    20         $     -         $     -
                                          ================================================

At December 31, 1998, the Company has net operating loss carryforwards of approximately $29 million. The net operating loss carryforwards expire in various amounts from 1999 through 2012. The Tax Reform Act of 1986 contains provisions that limit the ability to utilize net operating loss carryforwards in the case of certain events including significant changes in ownership interests. As there was a significant change in ownership interests (as defined) on June 29, 1989, the Company is limited in its ability to utilize approximately $18 million of net operating loss carryforwards. The annual limitation for the utilization of these carryforwards is approximately $1.3 million, and any unused amount can be utilized in subsequent years within the carryforward period.

At December 31, 1998, the Company had available approximately $376,000 and $24,000 of research and development and investment credit carryforwards, respectively, which expire in varying amounts from 1999 through 2003.

                       TANGRAM ENTERPRISE SOLUTIONS, INC.

8.  EMPLOYEE BENEFIT PLAN

The Company has a retirement plan which is qualified under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the Board of Directors. No Company contributions have been made through December 31, 1998.

The Company does not offer post-retirement or post-employment benefits.

9.  CONTINGENCIES

In February 1998, the Company filed a suit that seeks damages in the amount of $1.1 million due to a customer's breach of its obligations to the Company under a software licensing agreement due to that customer's failure to pay for software products sold and delivered by the Company. The complaint also asks for a declaratory judgment declaring that the Company is not in default of any warranty obligations owed under the agreement and that the customer is not entitled to any payments or refunds from the Company. In response, the customer has filed a counterclaim against the Company, seeking damages for alleged breaches of contract and implied warranties of approximately $2.1 million plus litigation costs. The Company believes that the claims of the customer are without merit and intends to vigorously defend against the counterclaim.

As a result of the customer's allegations and non-payment the Company provided a reserve in 1997 of approximately $1.0 million for an outstanding receivable at December 31, 1997. The Company continues to seek a negotiated resolution of the dispute and will continue this litigation only if those attempts at negotiation prove unsuccessful. While any proceeding or litigation has the element of uncertainty, the Company believes the outcome of these claims will not have a material adverse effect on its financial position or results of operations.

There are no other material pending legal proceedings to which the Company is a party or of which any of its property is subject.

                        ADDITIONAL FINANCIAL INFORMATION

                       TANGRAM ENTERPRISE SOLUTIONS, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                ADDITIONS
                                                BALANCE AT     CHARGED TO                    BALANCE AT END
                                               BEGINNING OF     COSTS AND      DEDUCTIONS          OF
                                                  PERIOD        EXPENSES     FROM RESERVES       PERIOD
                                              --------------- -------------- --------------- ----------------
Year ended December 31, 1998:
  Allowance for doubtful accounts               $ 1,148,600     $   442,500   $    328,700     $ 1,262,400

Year ended December 31, 1997:
  Allowance for doubtful accounts                   244,100       1,017,900        113,400       1,148,600

Year ended December 31, 1996:
  Allowance for doubtful accounts                   225,000          55,500         36,400         244,100


                                  EXHIBIT INDEX

    Except as indicated by footnote, all of the following exhibits were filed with the Company's Annual Report on Form 10-K, dated December 31, 1998. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

                                  EXHIBIT INDEX

       EXHIBIT
       NUMBER         EXHIBIT DESCRIPTION
       ------         -------------------

        3.1           Articles of Incorporation of the Company, as amended (3)
                      (Exhibit 3a)

        3.2           Articles of Amendment of Rabbit Software Corporation (4)
                      (Exhibit 3.2)

        3.3           Articles of Amendment of the Company (5) (Exhibit 3.3)

        3.4           By-Laws of the Company, as amended (3) (Exhibit 3b)

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

        10.1 Agreement of Lease, executed by the Company on December 23, 1996, with Rexford LLC (6) (Exhibit 10.1)

        10.2 Agreement of Lease, executed by the Company on February 17, 1986, with Morehall Associates Limited Partnership (1) (Exhibit 10m)

        10.3 First Amendment to Agreement of Lease, dated June 13, 1986, with Morehall Associates Limited Partnership (2) (Exhibit 10i)

        10.4 Second Amendment to Agreement of Lease, dated June 1, 1989, with Morehall Associates Limited Partnership (2) (Exhibit 10j)

        10.5 Third Amendment to Agreement of Lease, dated October 12, 1992, with Morehall Associates Limited Partnership (3) (Exhibit 10d)

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

        10.7 Fifth Amendment to Agreement of Lease, dated March 10, 1997, with Morehall Associates Limited Partnership (6) (Exhibit 10.7)

        10.8 Administrative Services Agreement with Safeguard Scientifics, Inc., dated December 15, 1985 (1) (Exhibit
                      10s)

        10.9 Second Amended Revolving Note dated September 11, 1997, between the Company and Safeguard Scientifics, Inc. (8) (Exhibit 10.1)

        10.10** Promissory Note dated August 19, 1994, and Pledge Agreement dated July 22, 1994, between the Company and Chris Jesse (5) (Exhibit 10.12)

                                  EXHIBIT INDEX

       EXHIBIT
       NUMBER         EXHIBIT DESCRIPTION
       ------         -------------------
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

        10.21* **     Promissory Note and Pledge Agreement dated April 15, 1997, between the Company and Chris Jesse

        10.22* **     Promissory Note and Pledge Agreement dated April 15, 1997, between the Company and Nancy Dunn

        23.1*         Consent of Ernst & Young LLP

        27.1*         Financial Data Schedule for the year ended December 31,
                      1998

        *             Filed herewith.
        ** Management contract or compensatory plan or arrangement in which directors and/or executive officers of the registrant may participate.

                                  EXHIBIT INDEX


        (1) Filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-9525), and incorporated herein by reference.
        (2) Filed as an exhibit to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1989, and incorporated herein by reference.
        (3) Filed as an exhibit to the Company's Annual Report on Form 10-K for fiscal year year ended December 31,1992, and incorporated herein by reference.
        (4) Filed as an exhibit to the Company's Current Report on Form 8-K dated ended September 30, 1993, and incorporated herein by reference.
        (5) Filed as an exhibit to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1994, and incorporated herein by reference.
        (6) Filed as an exhibit to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1996, and incorporated herein by reference.
        (7) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997, and incorporated herein by reference.
        (8) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997, and incorporated herein by reference.