Form 10-Q
period 1999-03-31
TANGRAM ENTERPRISE SOLUTIONS INC
filed 1999-05-17
CIK 804121

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark one)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended     March 31, 1999

                                                        OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                  to
                                        ---------------      ------------------

                         Commission File Number 0-15454

                       TANGRAM ENTERPRISE SOLUTIONS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

            Pennsylvania                               23-2214726
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

                         Common Stock, $0.01 par value
                                (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ----    ----

     The number of outstanding shares of Common Stock, $0.01 par value per share, as of May 14, 1999 was 15,794,724.

                       TANGRAM ENTERPRISE SOLUTIONS, INC.

                                      INDEX



                          PART I. FINANCIAL INFORMATION

         ITEM 1 - FINANCIAL STATEMENTS:

             Balance Sheets -March 31, 1999 (Unaudited) and December 31, 1998.............3

             Statements of Operations - Three Months Ended
                 March 31, 1999 and 1998 (Unaudited)......................................4

             Statements of Cash Flows - Three Months Ended
                 March 31, 1999 and 1998 (Unaudited)......................................5

             Notes to the Financial Statements............................................6

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS.............................................8



                                            PART II. OTHER INFORMATION


         ITEM 1 - LEGAL PROCEEDINGS......................................................15

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.......................................15

         Signatures......................................................................16


                       TANGRAM ENTERPRISE SOLUTIONS, INC.

                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                             MARCH 31           DECEMBER 31
                                                                               1999                1998
                                                                       -----------------------------------------
 ASSETS                                                                     (UNAUDITED)           (AUDITED)
 CURRENT ASSETS:
    Cash and cash equivalents                                                $     142          $     245
    Accounts receivable, net of allowance of $1,370 and $1,262
      in 1999 and 1998                                                           5,695              5,930
    Notes receivable - officers                                                    784                392
    Other                                                                          412                262
                                                                       -----------------------------------------
  Total current assets                                                           7,033              6,829

 PROPERTY AND EQUIPMENT:
    Computer equipment and software                                                750                709
    Office equipment and furniture                                                 108                102
    Leasehold improvements                                                          88                 88
                                                                       -----------------------------------------
                                                                                   946                899
    Less accumulated depreciation and amortization                                (574)              (518)
                                                                       -----------------------------------------
  Total property and equipment                                                     372                381

 OTHER ASSETS:
    Notes receivable - officers, less current portion                              500                892
    Deferred software costs, net                                                 3,383              3,369
    Cost in excess of net assets of business acquired, net                       3,472              3,659
    Other                                                                           40                 40
                                                                       -----------------------------------------
  Total other assets                                                             7,395              7,960
                                                                       -----------------------------------------
  TOTAL ASSETS                                                               $  14,800          $  15,170
                                                                       =========================================

 LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES:
    Accounts payable                                                               880                794
    Accrued expenses                                                               948              1,088
    Deferred revenue                                                             2,926              3,476
                                                                       -----------------------------------------
  Total current liabilities                                                      4,754              5,358

 LONG-TERM DEBT - SHAREHOLDER                                                    3,460              3,576
 OTHER LIABILITIES                                                                 458                472

 SHAREHOLDERS' EQUITY:
    Common stock, par value $0.01, authorized 48,000,000 shares, 15,805,817 issued and 15,786,724 outstanding in 1999 and
      15,805,817 issued and 15,781,124 outstanding in 1998                         158                158
    Additional paid-in capital                                                  44,499             44,522
    Accumulated deficit                                                        (38,418)           (38,772)
    Treasury stock, at cost, 19,093 shares and 24,693 shares in 1999
      and 1998                                                                    (111)              (144)
                                                                       -----------------------------------------
  Total shareholders' equity                                                     6,128              5,764
                                                                       -----------------------------------------
                                                                       =========================================
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $  14,800          $  15,170
                                                                       =========================================

SEE ACCOMPANYING NOTES.

                       TANGRAM ENTERPRISE SOLUTIONS, INC.

                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                         THREE MONTHS ENDED MARCH 31
                                                                                          1999                1998
                                                                                  ---------------------------------------
                                                                                                (UNAUDITED)
REVENUE:
   Licenses and products                                                             $     4,175       $     2,503
   Services                                                                                1,727             1,653
                                                                                  ---------------------------------------
Total revenue                                                                              5,902             4,156

 COST OF REVENUE:
   Cost of licenses and products                                                           1,046               532
   Cost of services                                                                          579               441
                                                                                  ---------------------------------------
Total cost of revenue                                                                      1,625               973
                                                                                  ---------------------------------------

 GROSS PROFIT                                                                              4,277             3,183

OPERATING EXPENSES:
   Sales and marketing                                                                     1,948             1,624
   General and administrative                                                                877               764
   Research and development                                                                1,052               744
                                                                                  ---------------------------------------
Total operating expenses                                                                   3,877             3,132
                                                                                  ---------------------------------------

INCOME FROM OPERATIONS                                                                       400                51

Other (expense) income                                                                       (46)              (45)
                                                                                  ---------------------------------------

Earnings before income taxes                                                                 354                 6
Provision for income taxes                                                                     -                 -
                                                                                  ---------------------------------------

NET EARNINGS                                                                         $       354       $         6
                                                                                  =======================================

EARNINGS PER COMMON SHARE:
   Basic                                                                             $         0.02    $       0.00
                                                                                  =======================================
   Diluted                                                                           $         0.02    $       0.00
                                                                                  =======================================
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
   Basic                                                                                  15,787            15,700
                                                                                  =======================================
   Diluted                                                                                16,876            17,396
                                                                                  =======================================


SEE ACCOMPANYING NOTES

                       TANGRAM ENTERPRISE SOLUTIONS, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                              THREE MONTHS ENDED MARCH 31
                                                                                              1999               1998
                                                                                        ---------------------------------------
                                                                                                      (UNAUDITED)
OPERATING ACTIVITIES
   Net earnings                                                                            $     354         $       6
   Adjustments to reconcile net earnings to net cash used in operating activities:
       Depreciation                                                                               57                58
       Amortization                                                                              665               661
       Other                                                                                      94                54
   Cash provided by changes in working capital items:
       Accounts receivable and other current assets                                              (23)              (27)
       Accounts payable                                                                           86               (12)
       Accrued expenses                                                                         (140)             (342)
       Deferred revenue                                                                         (550)             (574)
                                                                                        ---------------------------------------
Net cash provided by (used in) operating activities                                              543              (176)

INVESTING ACTIVITIES
   Deferred software costs                                                                      (492)             (507)
   Expenditures for property and equipment                                                       (48)             (161)
   Sale-leaseback of equipment and furniture                                                       -               174
   Increase (decrease) in other assets                                                             -                (3)
                                                                                        ---------------------------------------
Net cash used in investing activities                                                           (540)             (497)

FINANCING ACTIVITIES
   Net (repayments) borrowings from shareholder                                                 (116)              669
   Net repayments on notes payable                                                                 -               (38)
   Proceeds from exercise of stock options                                                        10                72
                                                                                        ---------------------------------------
Net cash (used in) provided by financing activities                                             (106)              703
                                                                                        ---------------------------------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                            (103)               30
Cash and cash equivalents, beginning of period                                                   245               246
                                                                                        ---------------------------------------
Cash and cash equivalents, end of period                                                   $     142         $     276
                                                                                        =======================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION
Cash paid during the period for interest                                                   $     114         $      74
                                                                                        =======================================


SEE ACCOMPANYING NOTES

                        TANGRAM ENTERPRISE SOLUTIONS, INC

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

BASIS OF PRESENTATION

     The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the statements have been included. The interim operating results are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the financial statements and accompanying footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

REVENUE RECOGNITION

     The Accounting Standards Executive Committee (AcSEC) amended Statement of Position (SOP) 97-2 Software Revenue Recognition in March 1998 by SOP 98-4 and October 1998 by SOP 98-9. These SOPs provide guidance on applying generally accepted accounting principles in recognizing revenue on certain software transactions. The Company adopted SOP 98-4 for software transactions entered into beginning January 1, 1999. Based on the current requirements of the SOPs, application of these statements did not have a material impact on the Company's revenue recognition policies. However, AcSEC is currently reviewing further modifications to the SOP with the objective of providing more definitive, detailed implementation guidelines. This guidance could lead to unanticipated changes in the Company's operational and revenue recognition practices. Such changes may have a material adverse effect on the Company's reported revenue, increase administrative costs, or otherwise adversely modify existing operations.

EARNINGS PER SHARE

     The basic earnings per common share calculations for 1999 and 1998 are computed based on the weighted-average number of common shares outstanding during each period. Diluted earnings per common share reflect the potential dilution that would occur assuming the exercise of stock options.

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

     Research and development costs are comprised of the following (in thousands):

                                                                             THREE MONTHS ENDED MARCH 31
                                                                                 1999            1998
                                                                             ------------- -----------------

     Research and development costs incurred                                 $    1,544      $   1,251

     Less - capitalized software development costs                                 (492)          (507)
                                                                             ------------- -----------------
     Research and development costs, net                                     $    1,052      $     744
                                                                             ============= =================

     Included in cost of revenues is amortization of software development costs of $478,000 and $474,000 for the three months ended March 31, 1999 and 1998, respectively.

                        TANGRAM ENTERPRISE SOLUTIONS, INC

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3.  LONG-TERM DEBT - SHAREHOLDER

     The Company has a $6 million unsecured revolving line of credit with Safeguard Scientifics, Inc. ("Safeguard"), a majority shareholder of the Company, holding approximately 66% of the Company's outstanding shares. Terms of the line of credit require monthly interest payments at the prime rate plus 1%. Principal is due thirteen months after date of demand by Safeguard or earlier in the case of a sale of substantially all of the assets of the Company, a business combination or upon the closing of a debt or equity offering. As of May 14, 1999, borrowings under the line of credit with Safeguard are $4.2 million.

NOTE 4.  RELATED PARTY TRANSACTIONS

     During the three months ended March 31, 1999 and 1998, the Company incurred administrative service fees to Safeguard totaling approximately $88,000 and $57,000, respectively. The Company also incurred $72,000 and $71,000 of interest costs in 1999 and 1998, respectively, under the revolving line of credit with Safeguard.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, among others, statements containing the words "believes," "anticipates," "estimates," "expects" and words of similar import. Such statements are subject to certain risks and uncertainties, which include but are not limited to those important factors discussed in cautionary statements throughout the section below and those set forth in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999, and are qualified in their entirety by those cautionary statements.

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

     The Company has historically experienced a certain degree of variability in its quarterly revenue and earnings patterns. This variability is typically driven by significant events that impact the recognition of licenses, product and implementation services revenue. Examples of such events include: the timing of major enterprise-wide sales of the Asset Insight product; "one-time" payments from existing customers for license expansion rights (required to install on a larger or an additional computer base); completion and customer acceptance of significant implementation rollouts and the related revenue recognition; budgeting cycles of its potential customers; changes in the mix of software products and services sold; organizational changes within the Company's channel partners; software defects and other product quality problems. Historically, renewals have accounted for a significant portion of the Company's revenue; however, there can be no assurance that the Company will be able to sustain current renewal rates in the future. Additionally, the Company has often shipped and booked a substantial portion of its product revenue in the last month or weeks of a quarter. Due to the foregoing factors, quarterly revenue is not predictable with any significant degree of accuracy.

     The Company has traditionally reported flat to negative revenue growth in the first quarter as well as lower profit margins in the first two quarters of the fiscal year compared to those experienced in the third and fourth quarters. As a part of the annual budget process, management establishes higher discretionary expense levels in relation to projected revenue for the first half of the year. In addition, the Company has experienced increased market pressure in hiring and retaining personnel. The Company's continued growth and success depends to a significant extent on the continued service of its senior management and other key employees and the hiring of new qualified employees. Competition for highly-skilled business, product development, technical and other personnel is increasingly intense due to lower overall unemployment rates and the boom in information technology spending. Accordingly, the Company expects to experience increased compensation costs that may not be offset through either improved productivity or higher prices. These fluctuations in the timing and amounts of additional operating expenses may also cause profitability to fluctuate from one quarter to another. Also, during a significant launching, such as the Asset Insight product, increases in sales and marketing and general and administrative expenses will occur prior to the realization of incremental revenue.

     Since early 1996, the Company has refocused its business on the asset tracking market and the introduction and sale of its Asset Insight product. The financial results of the Company hereafter reflect the Company's growing dependence on revenue generated by sales of Asset Insight. As a result, various risks and uncertainties relating to the development of the asset tracking business may cause the Company's actual results to differ materially from the results contemplated. Such uncertainties include the ability of the Company to sell its Asset Insight product to major accounts with full enterprise-wide deployment; the possibility of the introduction of superior competitive products; the length of time required for the Company to realize sufficient revenue from sales of the product through the reseller sales channel; the length of time required to develop a sustainable stream of revenue from the sale of the Asset Insight product; the ability to recruit and retain key technical, sales and marketing personnel; and the ability of the Company to secure adequate financing on reasonable terms or at all.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)




RESULTS OF OPERATIONS

REVENUE

     Revenue for the three month period ended March 31, 1999 grew 42% to $5.9 million, compared with revenue of $4.2 million in 1998. The revenue increase was driven by a 134% increase in Asset Insight revenues in 1999 over the comparable 1998 quarter. As of March 31, 1999, the Company has expanded its total number of channel partners that promote and resell Asset Insight from 34 in March 1998 to 63 national and regional value-added resellers, system integrators and other channel partners. In addition, Asset Insight has been sold to 106 new accounts during the past twelve months compared to 37 for the comparable twelve months ending March 1998. While the Company has seen growth in the number and size of proposals including Asset Insight, presented by its channel partners, it is uncertain whether such proposals will result in future sales.

     Licenses and products revenue include the sales of Asset Insight; AM:PM and related products, and the traditional mainframe products of Arbiter and gateways including product upgrades and add-ons. Licenses and products revenue increased 67% in 1999 to $4.2 million from $2.5 million in 1998. The increase was the result primarily of a $1.7 million increase in Asset Insight product sales.

     Services revenues include software and hardware maintenance contracts, implementation services, and training and support services not otherwise covered under maintenance agreements. Services revenue for the quarter increased $74,000 or 4% to $1.7 million in 1999. The increase is due principally to an increase in Asset Insight maintenance revenues offset by lower maintenance renewals from the AM:PM and Arbiter product lines. As the Company continues to refocus its business on the asset tracking market and away from automated software distributing and the traditional mainframe product lines, it expects this trend to continue.

     During 1999, the Company intends to establish a direct sales presence in the United Kingdom, Germany and the Netherlands. If the Company's international revenues grow as anticipated, the Company will be exposed to risks inherent with international revenue. Some of the risk factors include the impact of longer payment cycles, greater difficulty in accounts receivable collection, and unexpected changes in regulatory requirements and tariffs. If future international sales are denominated in local currency, there is an additional risk associated with fluctuating exchange rates.

COST OF REVENUE

     Cost of licenses and products includes costs related to the distribution of licensed software and hardware products, third party software products and the amortization of capitalized software development costs. A significant component of cost of licenses and products is attributable to the amortization of deferred development costs, which is generally fixed in nature. As a percentage of total revenue, cost of licenses and products increased to 18% in 1999 from 13% in 1998. Cost of revenues for the quarter increased to $1.0 million in 1999 from $532,000 in 1998. The overall increase in the cost of licenses and products is related primarily to the purchase and bundling of a third party software product, that integrates with Asset Insight, for a customer. Amortization of software development costs of $478,000 and $474,000 in 1999 and 1998, respectively.

     Cost of services reflects the cost of the direct labor force, including the associated personnel, travel and subsistence, and occupancy costs incurred in connection with providing consulting and maintenance services. As a percentage of total revenue, cost of services decreased to 10% in 1999 from 11% in 1998. As a percentage of services revenue, cost of services increased to 34% in 1999 compared to 27% in 1998. Cost of services increased 31% in 1999 to $579,000 from $441,000 in 1998. The overall increase in cost of services is primarily a result of higher consulting services costs associated with increased Asset Insight product services revenue.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


SALES AND MARKETING EXPENSES

     Sales and marketing expenses consist principally of salaries, commissions and benefits for sales, marketing, and channel support personnel, and the costs associated with product promotions and related travel. With the introduction of Asset Insight, the Company converted from a direct sales channel to an indirect sales organization for the distribution of this product. By developing relationships with resellers, systems integrators, and other third-party vendors that provide consulting and integration services and deliver products developed for this market, the Company sought to acquire an early market share, cover the expected demand for the product, manage the geographically dispersed nature of the target market, and build a large number of salespeople in the field. As such, sales and marketing expenses increased 20% to $1.9 million in 1999 from $1.6 in 1998. Sales and marketing expenses however, decreased as a percentage of revenue in 1999 to 33% from 39% in 1998. The increase in absolute dollars was primarily due to increased commission costs associated with higher revenues and the Company's continuing investment in staffing and marketing to promote market awareness and revenue growth of the Asset Insight products. In addition, the Company has experienced increased market pressure related to hiring and retaining personnel resulting in increased staffing costs. The Company has developed a total of 63 channel partner relationships to date for the promotion and sale of Asset Insight. The Company is currently investing and intends to continue to invest significant resources in developing additional sales and marketing channels through value-added resellers ("VARs"), system integrators, original equipment manufacturers ("OEMs"), and other channel partners. There can be no assurance that the Company will be able to attract channel partners that will be able to market the Company's products effectively and will be qualified to provide timely and cost-effective customer support and service. Any failure by the Company to establish and maintain such distribution relationships could have a material adverse effect on the Company's business, operating results and financial condition.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses consist principally of salaries and benefit costs for administrative personnel, general operating costs and legal, accounting and other professional services. General and administrative expenses increased 15% in 1999 to $877,000 from $764,000 for the comparable period in 1998. As a percentage of total revenues, general and administrative expenses decreased in 1999 to 15% from 18% in 1998, principally as a result of a larger revenue base in 1999.

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

     Gross expenditures for research and development increased 23% in 1999 to $1.5 million from $1.3 million in 1998. In 1999, gross research and development costs decreased as a percentage of revenues to 26% from 30% in 1998. The increase in absolute dollars is due to personnel increases and the related staffing costs associated with the Company's continuing commitment to developing enhancements and improvements of the Asset Insight product and its other product lines. In addition, the Company has experienced increased market pressure related to hiring and retaining personnel, which has also resulted in increased staffing costs. The Company expects the trend of increased market pressure relating to hiring and retaining personnel to continue.

     Net research and development expenses increased to $1.1 million in 1999 from $744,000 in 1998. As a percentage of gross research and development expenditures, deferred development costs decreased in 1999 to 32% from 41% in 1998. The Company will continue to commit substantial resources to research and development efforts in the future.

PROVISION FOR INCOME TAXES

     There was no provision for income taxes for the three months ended March 31, 1999 and 1998, respectively, as result of the net operating loss carryforwards available in both years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)




NET EARNINGS

     The Company recorded net income of $354,000, or $0.02 per share (diluted) for the three months ended March 31, 1999 compared to a net income of $6,000, or $0.00 per share (diluted) for the comparable period in 1998. The revenue growth and the increase in operating expenses in 1999 are the result of the Company's substantial expenditures towards market awareness, channel establishment and continued product development of Asset Insight. The Company expects to continue devoting substantial resources to developing sales and to product research and development.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In 1998, the Accounting Standards Executive Committee issued a statement of position on accounting for the costs of computer software developed or obtained for internal use ("SOP 98-1") effective for transactions entered into in fiscal years beginning after December 15, 1998. The adoption of SOP 98-1 is not expected to have a material impact on the Company's results of operation.

     The Accounting Standards Executive Committee (AcSEC) amended Statement of Position (SOP) 97-2 Software Revenue Recognition in March 1998 by SOP 98-4 and October 1998 by SOP 98-9. These SOPs provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The Company adopted SOP 98-4 for software transactions entered into beginning January 1, 1999. Based on the current requirements of the SOPs, application of these statements did not have a material impact on the Company's revenue recognition policies. However, AcSEC is currently reviewing further modifications to the SOP with the objective of providing more definitive, detailed implementation guidelines. This guidance could lead to unanticipated changes in the Company's operational and revenue recognition practices. Such changes may have a material adverse effect on the Company's reported revenue, increase administrative costs, or otherwise adversely modify existing operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations through borrowings and cash generated from operations. To fund the Company's growth plan, the Company has arranged a $6.0 million unsecured revolving line of credit with Safeguard. Terms of the line of credit require monthly interest payments at the prime rate plus 1%. Principal is due thirteen months after date of demand by Safeguard or earlier in the case of a sale of substantially all of the assets of the Company, a business combination or upon the closing of a sale of a debt or equity offering. As of May 14, 1999, borrowings under the line of credit with Safeguard were $4.2 million.

     Net cash used in operating activities consisted primarily of non-cash expenses offset by the net change in working capital items. The increase in net cash provided by operating activities in 1999 was primarily due to an increase in net earnings when compared to 1998.

     Net cash used in investing activities for 1999 consisted primarily of the investment associated with the Company's ongoing commitment to developing enhancements and improvements of the Asset Insight product.

     Net cash provided by financing activities in 1999 consisted primarily of borrowings under the Safeguard line of credit to fund the Company's growth plan.

     Cash requirements are forecasted to continue to increase through 1999 due to the planned expenditures for marketing and the increased staffing required to enhance, support and market Asset Insight and related products. As stated above, Safeguard has agreed to assist in funding the Company's projected cash requirements by providing a $6.0 million line of credit, of which $1.8 million is available for future borrowings as of May 14, 1999. Although operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, the Company anticipates that its operating and investing activities may use cash. Consequently, any such future growth may require the Company to obtain additional equity or debt financing. However, the Company has no present understanding, commitment, or agreement with respect to any such transaction. Accordingly, there can be no assurance that the Company will have access to adequate debt or equity financing or that, if available, it will be under terms and conditions satisfactory to the Company or which may not be dilutive.

YEAR 2000

     Some computers, software and other equipment include programming code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean the year 1900 instead of 2000.

     The Company is currently assessing the nature and extent of the effect of the Year 2000 issue on the Company. In addressing the Year 2000 issue, the Company has identified the following five phases. In the AWARENESS PHASE, the Company defined the Year 2000 issue, obtained executive level support and identified areas of risk. In the ASSESSMENT PHASE, the Company collected a comprehensive list of items that may be affected by Year 2000 compliance issues in each risk area and evaluated the items to determine which will function properly with the change to the new century and ranked items that will need to be remediated based on their potential impact to the Company. The REMEDIATION PHASE includes an analysis of the items that are affected by Year 2000, the identification of problem areas and the repair of essential non-compliant items. The VALIDATION PHASE includes a thorough testing of all proposed repairs, including present and forward date testing which simulates dates in the Year 2000. The IMPLEMENTATION PHASE consists of placing all items that have been remediated and successfully tested into production.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)




YEAR 2000 (CONTINUED)

     The Company has identified four main areas of its Year 2000 risk:

1. The Company could be exposed to cost if certain of the earlier versions of software distribution and mainframe applications sold by the Company are disrupted or fail and the Company is obligated to remediate those applications;
2. The Company's internal computer systems could be disrupted or fail, causing an interruption or decrease in the Company's ability to continue its operations;
3. The computer systems of third parties with whom the Company regularly deals, including but not limited to its channel partners, suppliers, vendors, utilities, financial institutions, and others ("material third parties") could be disrupted or fail, causing an interruption or decrease in the Company's ability to continue its operations; and
4. The Company's sources of revenue could decline if clients' resources are diverted to the Year 2000 problem.

     The Company's Asset Insight product was developed to be Year 2000 compliant; however, the risk does exist that certain code may not be compliant. In addition, the Company has designed and tested the most current versions of its software distribution and mainframe applications product lines to be Year 2000 compliant. However, some of the Company's customers are running product versions that are not Year 2000 compliant. The Company has been encouraging its customers to migrate to current product versions. It is possible that the Company may experience increased expenses in addressing migration issues for such customers. In addition, there can be no assurances that the Company's current products do not contain undetected errors or defects associated with Year 2000 date functions that may result in material costs to the Company. As such, the Company has established a project team to perform an on-going analysis of its products and undertake any work necessary to ensure that the current versions continue to operate correctly when the Year 2000 is reached. The costs associated with this project will be expensed as incurred. The Company is unable to quantify the resources that may have to be committed to modify software and is unable at this time to determine if such expense will be material to the Company.

     The Company has completed the awareness and assessment of its internal information technology ("IT") systems and non-IT systems (such as telephone, voice mail, building management and security systems). The Company's material internal IT systems consist principally of accounting, human resources, sales and customer tracking and development software applications and tools. For third-party software applications, the Company has requested written confirmation that the software applications are Year 2000 compliant or has obtained relevant information directly from vendors' websites and other publicly available sources. Remediation is substantially complete for all mission-critical applications. Validation and implementation phases will commence in the second quarter and continue through 1999.

     The Company is communicating directly with critical suppliers, channel partners, and financial institutions and gathering information from their websites, SEC filings and other public sources to identify and, to the extent possible, resolve issues relating to their Year 2000 readiness. The Company has completed the awareness phase of its evaluation of material third parties. The Company has not yet received sufficient information from all parties about their remediation plans to predict the outcomes of their efforts. If any of the Company's material third parties are not Year 2000 ready and their noncompliance causes a material disruption to any of their businesses, the operations of the Company could be materially adversely impacted. These disruptions could include, among other things: a channel partner's inability to process payments to the Company a financial institution's inability to process checks drawn on the Company's bank accounts, accept deposits or process wire transfers; a channel partner's, supplier's, or financial institution's business failure; a loss of voice and data connections the Company uses to share information; and other interruptions to the normal conduct of business by the Company, the nature and extent of which the Company cannot foresee. The Company has evaluated the nature and extent of these risks, but at this time is unable to determine the probability that any of such risks will be realized, or if they are, the nature or length thereof, or effect, if any they may have on the Company.

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

PART II - OTHER INFORMATION



ITEM 1.       LEGAL PROCEEDINGS

     On May 14, 1999, the Company and State Farm Mutual Automobile Insurance Company ("State Farm") reached an amicable resolution of their outstanding software licensing dispute, previously disclosed in the Company's periodic reports filed with the Securities and Exchange Commission, including most recently its disclosure at Item 3 of its Annual Report on Form 10-K for the year ended December 31, 1998. The parties have further agreed to terminate the related legal proceedings. Neither party was determined to be at fault.

     There are no other material pending legal proceedings to which the Company is a party or of which any of its property is subject.





ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits

          Exhibit
          Number           Exhibit Description
          ------           -------------------

          27*              Financial Data Schedule

          *                Filed herewith

b)       Reports on Form 8-K

         No reports on Form 8-K have been filed by the Registrant during the quarter ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TANGRAM ENTERPRISE SOLUTIONS, INC.



DATE     May 14, 1999         /s/ John N. Nelli
         ------------         --------------------------------------------------
                              John N. Nelli
                              Senior Vice President and Chief Financial Officer
                              (Principal Financial  & Accounting Officer)

                                  EXHIBIT INDEX

     The following exhibits were filed with the Company's Current Report on Form 10-Q, dated March 31, 1999.


          Exhibit
          Number           Exhibit Description
          ------           -------------------

          27*              Financial Data Schedule

          *                Filed herewith