Form 10-Q
period 1999-06-30
TANGRAM ENTERPRISE SOLUTIONS INC
filed 1999-08-16
CIK 804121

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark one)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended     June 30, 1999
                                        --------------------------

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

     The number of outstanding shares of Common Stock, $0.01 par value per share, as of August 12, 1999 was 15,797,124.

                       TANGRAM ENTERPRISE SOLUTIONS, INC.

                                      INDEX



                          PART I. FINANCIAL INFORMATION



ITEM 1 - FINANCIAL STATEMENTS:

    Balance Sheets -June 30, 1999 (Unaudited) and December 31, 1998............3

    Statements of Operations - Three Months Ended
        June 30, 1999 and 1998 (Unaudited).....................................4

    Statements of Operations - Six Months Ended
        June 30, 1999 and 1998 (Unaudited).....................................5

    Statements of Cash Flows - Six Months Ended
        June 30, 1999 and 1998 (Unaudited).....................................6

    Notes to the Financial Statements..........................................7

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS...........................................9



                  PART II. OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS....................................................17

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS................17

ITEM 5 - OTHER INFORMATION....................................................17

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.....................................18

Signatures....................................................................19

                       TANGRAM ENTERPRISE SOLUTIONS, INC.

                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                                                             JUNE 30           DECEMBER 31
                                                                               1999                1998
                                                                       -----------------------------------------
 ASSETS                                                                         (UNAUDITED)           (AUDITED)
 CURRENT ASSETS:
    Cash and cash equivalents                                                $     268          $     245
    Accounts receivable, net of allowance of $366 and $1,262
      in 1999 and 1998                                                           4,269              5,930
    Notes receivable - officers                                                  1,284                392
    Other                                                                          441                262
                                                                       -----------------------------------------
  Total current assets                                                           6,262              6,829

 PROPERTY AND EQUIPMENT:
    Computer equipment and software                                                689                709
    Office equipment and furniture                                                 117                102
    Leasehold improvements                                                          88                 88
                                                                       -----------------------------------------
                                                                                   894                899
    Less accumulated depreciation and amortization                                (596)              (518)
                                                                       -----------------------------------------
  Total property and equipment                                                     298                381

 OTHER ASSETS:
    Notes receivable - officers, less current portion                                -                892
    Deferred software costs, net                                                 3,588              3,369
    Cost in excess of net assets of business acquired, net                       3,285              3,659
    Other                                                                           40                 40
                                                                       -----------------------------------------
  Total other assets                                                             6,913              7,960
                                                                       =========================================
  TOTAL ASSETS                                                               $  13,473          $  15,170
                                                                       =========================================

 LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES:
    Accounts payable                                                         $     605          $     794
    Accrued expenses                                                               758              1,088
    Deferred revenue                                                             2,549              3,476
                                                                       -----------------------------------------
  Total current liabilities                                                      3,912              5,358

 LONG-TERM DEBT - SHAREHOLDER                                                    2,811              3,576
 OTHER LIABILITIES                                                                 443                472

 SHAREHOLDERS' EQUITY:
    Common stock, par value $0.01, authorized 48,000,000 shares, 15,805,817 issued and 15,797,024 outstanding in 1999 and
      15,805,817 issued and 15,781,124 outstanding in 1998                         158                158
    Additional paid-in capital                                                  44,458             44,522
    Accumulated deficit                                                        (38,258)           (38,772)
    Treasury stock, at cost, 8,793 shares and 24,693 shares in 1999
      and 1998                                                                     (51)              (144)
                                                                       -----------------------------------------
  Total shareholders' equity                                                     6,307              5,764
                                                                       =========================================
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $  13,473          $  15,170
                                                                       =========================================

SEE ACCOMPANYING NOTES.

                       TANGRAM ENTERPRISE SOLUTIONS, INC.

                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                  THREE MONTHS ENDED JUNE 30
                                                  1999                1998
                                          --------------------------------------
                                                        (UNAUDITED)
REVENUE:
   Licenses and products                     $     1,948       $     3,594
   Services                                        2,055             1,373
                                          --------------------------------------
Total revenue                                      4,003             4,967

 COST OF REVENUE:
   Cost of licenses and products                     461               660
   Cost of services                                  570               464
                                          --------------------------------------
Total cost of revenue                              1,031             1,124
                                          --------------------------------------

 GROSS PROFIT                                      2,972             3,843

OPERATING EXPENSES:
   Sales and marketing                             2,113             2,033
   General and administrative                       (179)              884
   Research and development                          827               700
                                          --------------------------------------
Total operating expenses                           2,761             3,617
                                          --------------------------------------

INCOME FROM OPERATIONS                               211               226

Other (expense) income                               (45)              (72)
                                          --------------------------------------

Earnings before income taxes                         166               154
Provision for income taxes                             6                 -
                                          --------------------------------------

NET EARNINGS                                 $       160       $       154
                                          ======================================

EARNINGS PER COMMON SHARE:
   Basic                                     $      0.01       $      0.01
                                          ======================================
   Diluted                                   $      0.01       $      0.01
                                          ======================================

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING:
   Basic                                          15,794            15,739
                                          ======================================
   Diluted                                        16,825            17,267
                                          ======================================


SEE ACCOMPANYING NOTES

                       TANGRAM ENTERPRISE SOLUTIONS, INC.

                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                 SIX MONTHS ENDED JUNE 30
                                                1999                1998
                                        ---------------------------------------
                                                      (UNAUDITED)
REVENUE:
   Licenses and products                   $     6,123       $     6,097
   Services                                      3,782             3,026
                                        ---------------------------------------
Total revenue                                    9,905             9,123

 COST OF REVENUE:
   Cost of licenses and products                 1,507             1,192
   Cost of services                              1,149               905
                                        ---------------------------------------
Total cost of revenue                            2,656             2,097
                                        ---------------------------------------

 GROSS PROFIT                                    7,249             7,026

OPERATING EXPENSES:
   Sales and marketing                           4,061             3,657
   General and administrative                      698             1,648
   Research and development                      1,879             1,444
                                        ---------------------------------------
Total operating expenses                         6,638             6,749
                                        ---------------------------------------

INCOME FROM OPERATIONS                             611               277

Other (expense) income                             (91)             (117)
                                        ---------------------------------------

Earnings before income taxes                       520               160
Provision for income taxes                           6                 -
                                        ---------------------------------------

NET EARNINGS                               $       514       $       160
                                        =======================================

EARNINGS PER COMMON SHARE:
   Basic                                   $      0.03       $      0.01
                                        =======================================
   Diluted                                 $      0.03       $      0.01
                                        =======================================

WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES OUTSTANDING:
   Basic                                        15,790            15,720
                                        =======================================
   Diluted                                      16,852            17,331
                                        =======================================


SEE ACCOMPANYING NOTES

                       TANGRAM ENTERPRISE SOLUTIONS, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                               SIX MONTHS ENDED JUNE 30
                                                                                              1999               1998
                                                                                        ---------------------------------------
                                                                                                      (UNAUDITED)
OPERATING ACTIVITIES
   Net earnings                                                                            $     514         $     160
   Adjustments to reconcile net earnings to net cash provided by (used
     in) operating activities:
       Depreciation                                                                              109               110
       Amortization                                                                            1,292             1,333
       Other                                                                                    (947)               81
   Cash provided by changes in working capital items:
       Accounts receivable and other current assets                                            2,379            (2,297)
       Accounts payable                                                                         (189)              351
       Accrued expenses                                                                         (330)              (11)
       Deferred revenue                                                                         (927)             (597)
                                                                                        ---------------------------------------
Net cash provided by (used in) operating activities                                            1,901              (870)

INVESTING ACTIVITIES
   Deferred software costs                                                                    (1,137)           (1,057)
   Expenditures for property and equipment                                                      (111)             (235)
   Sale-leaseback of equipment and furniture                                                     106               174
   Increase (decrease) in other assets                                                             -                (3)
                                                                                        ---------------------------------------
Net cash used in investing activities                                                         (1,142)           (1,121)

FINANCING ACTIVITIES
   Net (repayments) borrowings from shareholder                                                 (765)            2,070
   Net repayments on notes payable                                                                 -               (38)
   Proceeds from exercise of stock options                                                        29               129
                                                                                        ---------------------------------------
Net cash (used in) provided by financing activities                                             (736)            2,161
                                                                                        ---------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                         23               170
Cash and cash equivalents, beginning of period                                                   245               246
                                                                                        =======================================
Cash and cash equivalents, end of period                                                   $     268         $     416
                                                                                        =======================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION
Cash paid during the period for interest                                                   $     162         $      94
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

     Research and development costs are comprised of the following (in thousands):

                                                     THREE MONTHS ENDED JUNE 30          SIX MONTHS ENDED JUNE 30
                                                        1999            1998               1999            1998
                                                    ------------- -------------        ------------- --------------
  Research and development costs incurred           $    1,472      $   1,250          $    3,016    $    2,501

  Less - capitalized software development costs           (645)          (550)             (1,137)       (1,057)
                                                    ============= =============        ============= ==============
  Research and development costs, net               $      827      $     700          $    1,879    $    1,444
                                                    ============= =============        ============= ==============

                        TANGRAM ENTERPRISE SOLUTIONS, INC

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2.  RESEARCH AND DEVELOPMENT COSTS (CONTINUED)

     Included in cost of revenues is amortization of software development costs of $441,000 and $485,000 for the three months ended June 30, 1999 and 1998, respectively. Amortization of software development costs for the six months ended June 30, 1999 and 1999 was $919,000 and $959,000, respectively.

NOTE 3.  LONG-TERM DEBT - SHAREHOLDER

     The Company has a $6 million unsecured revolving line of credit with Safeguard Scientifics, Inc. ("Safeguard"), a majority shareholder of the Company, holding approximately 66% of the Company's outstanding shares. Terms of the line of credit require monthly interest payments at the prime rate plus 1%. Principal is due thirteen months after date of demand by Safeguard or earlier in the case of a sale of substantially all of the assets of the Company, a business combination or upon the closing of a debt or equity offering. As of August 12, 1999, borrowings under the line of credit with Safeguard are $3.1 million.

NOTE 4.  RELATED PARTY TRANSACTIONS

     During the six months ended June 30, 1999 and 1998, the Company incurred administrative service fees to Safeguard totaling approximately $119,000 and $137,000, respectively. The Company also incurred $144,000 and $170,000 of interest costs in 1999 and 1998, respectively, under the revolving line of credit with Safeguard.

NOTE 5.  CONTINGENCIES

     Since February 1998, the Company has disclosed a dispute regarding a customer's failure to pay for software products sold and delivered by the Company. As a result of the customer's non-payment, the Company fully reserved for the outstanding receivable due. In May, the Company and the customer reached an amicable resolution to the dispute that resulted in the recovery of $925,000 of the outstanding receivable which is reflected in the statements of operations as a reduction to general and administrative expenses.

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

OVERVIEW

     Tangram Enterprise Solutions, Inc. (the "Company") provides state-of-the-art enterprise-wide solutions, including asset tracking and electronic software distribution for large heterogeneous computing environments, encompassing mainframe, UNIX-based mini, and LAN server platforms. Asset Insight, an information technology asset tracking product launched in 1996, allows businesses to track changes in their information technology asset base (including hardware and software), forward plan technology requirements, optimize end-user productivity, and calculate the cost of software and hardware upgrades. AM:PM is an automated software distribution, data distribution and collection, and remote resource management solution that provides businesses with solutions to manage an enterprise's heterogeneous and remote information technology systems. The Company is a member of the Safeguard Scientifics, Inc. ("Safeguard") partner of companies. Safeguard is an information technology holding company that identifies, acquires, operates and manages information technology companies. Safeguard owns approximately 66% of the outstanding voting securities of the Company.

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


     The Company has been and will continue to be dependent in closing large Asset Insight product sales in any given quarter. As such, the Company has historically experienced a certain degree of variability in its quarterly revenue and earnings patterns. This variability, in addition to the foregoing reason, is typically driven by significant events that impact the recognition of licenses, product and implementation services revenue. Examples of such events include: the timing of major enterprise-wide sales of the Asset Insight product; "one-time" payments from existing customers for license expansion rights (required to install on a larger or an additional computer base); completion and customer acceptance of significant implementation rollouts and the related revenue recognition; budgeting cycles of its potential customers; changes in the mix of software products and services sold; organizational changes within the Company's channel partners; software defects and other product quality problems. Historically, renewals have accounted for a significant portion of the Company's revenue; however, there can be no assurance that the Company will be able to sustain current renewal rates in the future. Additionally, the Company has often shipped and booked a substantial portion of its product revenue in the last month or weeks of a quarter. Due to the foregoing factors, quarterly revenue is not predictable with any significant degree of accuracy.

     In addition, the Company is experiencing increased market pressure in hiring and retaining personnel. The Company's continued growth and success depends to a significant extent on the continued service of its senior management and other key employees and the hiring of new qualified employees. Competition for highly-skilled business, product development, technical and other personnel is increasingly intense due to lower overall unemployment rates and the boom in information technology spending. Accordingly, the Company expects to experience increased compensation costs that may not be offset through either improved productivity or higher prices. These fluctuations in the timing and amounts of additional operating expenses may also cause profitability to fluctuate from one quarter to another.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS

     Revenue for the three month period ended June 30, 1999 decreased 19% to $4.0 million, compared with revenue of $5.0 million for the comparable period in 1998. Revenues increased 9% for the six month period ended June 30, 1999 to $9.9 million from $9.1 million for the comparable period in 1998. The Company has been and will continue to be dependent on large Asset Insight product sales. The quarter's results were negatively impacted when several large opportunities were not finalized in the quarter. In addition, the Company has and may continue to encounter potential customer sites that are unwilling to purchase any additional software for their enterprise as the result of Year 2000 initiatives. If a significant number of the Company's future and potential prospects "lock down" their IT enterprise because of Year 2000 issues, this may have an adverse effect on the Company's future revenue. The Company has experienced continued growth in the number and size of Asset Insight proposals presented by its channel partners, but there is no certainty that such proposals will result in future sales. The Company recorded net income of $160,000, or $0.01 per share (diluted) for the three months ended June 30, 1999 compared to a net income of $154,000, or $0.01 per share (diluted) for the comparable period in 1998. For the six months ended June 30, 1999, the Company reported net income of $514,000, or $0.03 per share (diluted), compared to net income of $160,000, or $0.01 per share (diluted), for the same period in 1998. The current quarter's results reflect the recovery of $925,000 of a previously reserved outstanding receivable, which was disclosed in the Company's March 31, 1999 Form 10-Q. As a result of the current unpredictability of the revenue model, the Company expects to make certain reductions in operating expenses, including staffing through normal attrition. However, the Company is committed to a rational business model, which will maintain new product development at current levels and provide a stable sales and marketing organization. The Company has decreased its number of personnel from 147 at the beginning of the year to 133 currently through normal attrition and has chosen not to replace those positions at this time.

REVENUE

     Licenses and products revenue includes the sales of Asset Insight; AM:PM and related products, and the traditional mainframe products of Arbiter and gateways including product upgrades and add-ons. Licenses and products revenue decreased 46% for the three months ended June 30, 1999 to $1.9 million from $3.6 million for the comparable period in 1998. The decrease was the result primarily of a decrease in Asset Insight product sales for the reasons stated above. Licenses and products revenue remained constant at $6.1 million for the six months ended June 30, 1999 and 1998, respectively. Asset Insight has been sold to 105 new accounts during the past twelve months compared to 58 for the comparable twelve months ending June 1998. While the Company has seen growth in the number and size of proposals including Asset Insight, presented by its channel partners, there is no certainty that such proposals will result in future sales.

     Services revenue includes software and hardware maintenance contracts, implementation services, and training and support services not otherwise covered under maintenance agreements. Services revenue for the quarter increased 50% to $2.1 million in 1999 from $1.4 million in 1998. The increase is due principally to an increase in Asset Insight consulting services and maintenance revenues. For the six months ended June 30, 1999 and 1998, respectively, services revenue increased 25% to $3.8 million from $3.0 million with an increase of approximately $1.3 million in Asset Insight consulting services and maintenance revenues offset by a $600,000 decrease in AM:PM and Arbiter services revenue and maintenance renewals. As the Company continues to refocus its business on the asset tracking market and away from automated software distributing and the traditional mainframe product lines, it expects this trend to continue.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


COST OF REVENUE

     Cost of licenses and products includes costs related to the distribution of licensed software and hardware products, third party software products and the amortization of capitalized software development costs. A significant component of cost of licenses and products is attributable to the amortization of deferred development costs, which is generally fixed in nature. Therefore, as a result of lower revenues in 1999, cost of licenses and products as a percentage of licenses and products revenue increased to 24% for the three months ended June 30, 1999 from 18% for the comparable period in 1998. Cost of licenses and products for the quarter decreased 30% to $461,000 in 1999 from $660,000 in 1998. For the three months ended June 30, 1999 and 1998, respectively, amortization of software development costs was $441,000 and $485,000. For the six months ended June 30, 1999, cost of licenses and products as a percentage of licenses and products revenue increased to 25% from 20% for the comparable period in 1998. Costs of licenses and products for the six months ended June 30, 1999 increased 26% to $1.5 million from $1.2 million for the comparable period in 1998. The overall increase in the cost of licenses and products is related primarily to the purchase and bundling of a third party software product, that integrates with Asset Insight, for a sale in the first quarter. Amortization of software development costs was $919,000 and $959,000 for the six months ended June 30, 1999 and 1998, respectively.

     Cost of services reflects the cost of the direct labor force, including the associated personnel, travel and subsistence, and occupancy costs incurred in connection with providing consulting and maintenance services. As a percentage of services revenue, cost of services decreased to 28% for the three months ended June 30, 1999 from 34% for the comparable period in 1998. Cost of services for the quarter increased 23% in 1999 to $570,000 from $464,000 in 1998. The overall increase in cost of services is primarily a result of higher consulting services costs associated with increased Asset Insight product services revenue. Cost of services as a percentage of services revenue for the six months ended June 30, 1999 and 1998, respectively, was 30% for both periods. Cost of services for the six months ended June 30, 1999 increased 27% to $1.1 million from $900,000 for the comparable period in 1998 for the reason stated above.


SALES AND MARKETING EXPENSES

     Sales and marketing expenses consist principally of salaries, commissions and benefits for sales, marketing, and channel support personnel, and the costs associated with product promotions and related travel. With the introduction of Asset Insight, the Company converted from a direct sales channel to an indirect sales organization for the distribution of this product. By developing relationships with resellers, systems integrators, and other third-party vendors that provide consulting and integration services and deliver products developed for this market, the Company sought to acquire an early market share, cover the expected demand for the product, manage the geographically dispersed nature of the target market, and build a large number of salespeople in the field. Sales and marketing expenses increased 4% to $2.1 million for the three month period ended June 30, 1999 from $2.0 million for the comparable period in 1998. For the six months ended June 30, 1999, sales and marketing expenses increased to $4.1 million from $3.7 million, for the same period in 1998 representing an 11% increase. Sales and marketing expenses increased as a percentage of revenue for the three and six months ended June 30, 1999 to 53% and 41% from 41% and 40%, respectively, in 1998, principally resulting from lower revenues realized in the three months ended June 30, 1999. The increase in absolute dollars was primarily due to the Company's continuing investment in marketing to promote market awareness and revenue growth of the Asset Insight products. In addition, the Company has experienced increased market pressure related to hiring and retaining personnel resulting in increased staffing costs. The Company is currently investing and intends to continue to invest significant resources in developing additional sales and marketing channels through value-added resellers ("VARs"), system integrators, original equipment manufacturers ("OEMs"), and other channel partners. There can be no assurance that the Company will be able to attract channel partners that will be able to market the Company's products effectively and will be qualified to provide timely and cost-effective customer support and service. Any failure by the Company to establish and maintain such distribution relationships could have a material adverse effect on the Company's business, operating results and financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses consist principally of salaries and benefit costs for administrative personnel, general operating costs and legal, accounting and other professional services. General and administrative expenses for the three months ended June 30, 1999 decreased 120% to $(179,000) from $884,000 for the comparable period in 1998, principally reflecting the benefit arising from the resolution of an outstanding dispute as described in footnote 5 to the financial statements. For the six months ended June 30, 1999, general and administrative decreased 58% to $698,000 from $1.6 million for the comparable period in 1998. As a percentage of total revenues, general and administrative expenses decreased for the three and six months ended June 30, 1999 to (4)% and 7% from 18% and 18%, respectively, in 1998, principally as a result of the impact of the resolution of the dispute.

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

     Gross expenditures for research and development for the three months ended June 30, 1999 increased 18% to $1.5 million from $1.2 million for the comparable period in 1998. Comparing the six months ended June 30, 1999 and 1998; gross research and development costs increased 21% to $3.0 million from $2.5 million, respectively. The increase in absolute dollars is due to personnel increases and the related staffing costs associated with the Company's continuing commitment to developing enhancements and improvements of the Asset Insight product and its other product lines. In May 1999, the Company released Asset Insight version 3.0 which offers several new functions, including: a new procurement module that helps managers improve their purchasing practices; an Intranet-based "newspaper" that brings IT information to managers' desktops; an additional subsystem that allows customers to manage enterprise changes and outsourcing projects; expanded discovery capabilities and platform support; and a new database structure for enhanced performance and future expansion. The Company has also experienced increased market pressure related to hiring and retaining personnel, which has resulted in increased staffing costs. While the Company maintains an active development effort, the number of personnel has decreased through normal attrition from 62 at the beginning of the year to 56 currently. For the three and six months ended June 30, 1999 gross research and development costs increased as a percentage of revenues to 37% and 30%, respectively, from 25% and 27%, respectively, in 1998, principally as a result of lower revenues realized in the three months ended June 30, 1999. The Company expects the trend of increased market pressure relating to retaining personnel to continue.

     Net research and development expenses for the three months ended June 30, 1999 increased to $827,000 from $700,000 for the same period in 1998. Net research and development expenses for the six months ended June 30, 1999 and 1998, respectively, increased to $1.9 million from $1.4 million. As a percentage of gross research and development expenditures, deferred development costs of the three and six months ended June 30, 1999 were 44% and 38%, respectively, compared to 44% and 42%, respectively, in 1998. The Company will continue to commit substantial resources to research and development efforts in the future.

PROVISION FOR INCOME TAXES

     In 1999, the Company incurred income tax expense of $6,000 as a result of the impact of the alternative minimum tax requirements. The Company had net operating loss carryforwards available in 1999 and 1998.

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


LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations through borrowings and cash generated from operations. To fund the Company's growth plan, the Company has arranged a $6.0 million unsecured revolving line of credit with Safeguard. Terms of the line of credit require monthly interest payments at the prime rate plus 1%. Principal is due thirteen months after date of demand by Safeguard or earlier in the case of a sale of substantially all of the assets of the Company, a business combination or upon the closing of a sale of a debt or equity offering. As of August 12, 1999, borrowings under the line of credit with Safeguard were $3.1 million.

     Net cash used in operating activities consisted primarily of non-cash expenses offset by the net change in working capital items. The increase in net cash provided by operating activities in 1999 was primarily due to an increase in net earnings as a result of higher revenues for the six months ended June 30, 1999 and an increase provided by a lower accounts receivable balance at June 30, 1999 offset by a decrease in other working capital items when compared to 1998. The lower accounts receivable balance is primarily attributable to improved collection efforts and lower comparable revenue for the quarter ended June 30, 1999. Also, as indicated in Note 5 of the financial statements, the Company and a customer reached an amicable resolution to a dispute that resulted in the recovery of $925,000 of an outstanding receivable, previously fully reserved, which is reflected in the statement of cash flows as an increase in cash provided by accounts receivable and a reduction to the reserve for uncollectible accounts.

     Net cash used in investing activities for 1999 consisted primarily of the investment associated with the Company's ongoing commitment to developing enhancements and improvements of the Asset Insight product.

     Net cash used in financing activities in 1999 consisted primarily of repayment of borrowings under the Safeguard line of credit.

     Cash requirements are forecasted to continue to increase through 1999 due to the planned expenditures for marketing and the staffing required to enhance, support and market Asset Insight and related products. As stated above, Safeguard has agreed to assist in funding the Company's projected cash requirements by providing a $6.0 million line of credit, of which $2.9 million is available for future borrowings as of August 12, 1999. Although operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, the Company anticipates that its operating and investing activities may use cash. Consequently, any such future growth may require the Company to obtain additional equity or debt financing. However, the Company has no present understanding, commitment, or agreement with respect to any such transaction. Accordingly, there can be no assurance that the Company will have access to adequate debt or equity financing or that, if available, it will be under terms and conditions satisfactory to the Company or which may not be dilutive.

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

     The Company has completed the awareness and assessment of its internal information technology ("IT") systems and non-IT systems (such as telephone, voice mail, building management and security systems). The Company's material internal IT systems consist principally of accounting, human resources, sales and customer tracking and development software applications and tools. For third-party software applications, the Company has requested written confirmation that the software applications are Year 2000 compliant or has obtained relevant information directly from vendors' websites and other publicly available sources. Remediation is substantially complete for all mission-critical applications. Validation and implementation phases will continue through 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


YEAR 2000 (CONTINUED)

     The Company has been communicating directly with critical suppliers, channel partners, and financial institutions and gathering information from their websites, SEC filings and other public sources to identify and, to the extent possible, resolve issues relating to their Year 2000 readiness. However, the Company has limited or no control over the actions of such third parties. If any of the Company's material third parties are not Year 2000 ready and their noncompliance causes a material disruption to any of their businesses, the operations of the Company could be materially adversely impacted. These disruptions could include, among other things: a channel partner's inability to process payments to the Company a financial institution's inability to process checks drawn on the Company's bank accounts, accept deposits or process wire transfers; a channel partner's, supplier's, or financial institution's business failure; a loss of voice and data connections the Company uses to share information; and other interruptions to the normal conduct of business by the Company, the nature and extent of which the Company cannot foresee. The Company has evaluated the nature and extent of these risks, but at this time is unable to determine the probability that any of such risks will be realized, or if they are, the nature or length thereof, or effect, if any they may have on the Company.

     Significant uncertainty exists in the software industry concerning the potential effects associated with Year 2000 compliance. Although Asset Insight includes Year 2000 analyses that enable organizations to assess at-risk assets, determine the cost of correcting at-risk software, manage the correction process, and audit the enterprise to ensure problems are not re-emerging, the Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues. Many companies are expending significant resources to correct their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company. In addition, the Company has and may continue to encounter potential customer sites that are unwilling to purchase any additional software for their enterprise as the result of Year 2000 initiatives. If a significant number of the Company's future and potential prospects "lock down" their IT enterprise because of Year 2000 issues, this may have an adverse effect on the Company's future revenue.

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

     The Company expects most of the costs incurred in addressing the Year 2000 issues to be expensed as incurred, in compliance with generally accepted accounting principles. To date, the awareness, assessment, remediation, and validation phases have been conducted by the Company's existing personnel and the incremental cost has been insignificant. Most of the remaining costs to be incurred in addressing the Year 2000 issues are expected to be expensed as incurred, in compliance with generally accepted accounting principles. The Company does believe that a portion of the remaining cost will be handled through the normal course of software upgrades and replacements and is currently estimated to be under $100,000. However, if compliance efforts of which the Company is not aware are required and are not completed on time, or if the cost of any required updating, modification or replacement of the Company's systems exceeds the Company's estimates, the Year 2000 issue could have a material adverse effect on the Company.

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

     PART II - OTHER INFORMATION



ITEM 1.       LEGAL PROCEEDINGS

     On May 14, 1999, the Company and State Farm Mutual Automobile Insurance Company ("State Farm") reached an amicable resolution of their outstanding software licensing dispute (see Note 5 to the financial statements), previously disclosed in the Company's periodic reports filed with the Securities and Exchange Commission, including its disclosure at Item 3 of its Annual Report on Form 10-K for the year ended December 31, 1998. The parties have further agreed to terminate the related legal proceedings. Neither party was determined to be at fault.

     There are no other material pending legal proceedings to which the Company is a party or of which any of its property is subject.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         On May 19, 1999, the Annual Meeting of Shareholders of the Company was held at which the following matters were submitted to and the requisite number of shares of Common Stock of the Company were voted on by the stockholders, with the results set forth below:


a) The following persons were elected to the Board of Directors to serve as directors until the next annual meeting of shareholders in 2000 and until their respective successors are duly elected and qualified. Each person received the number of votes set forth next to their names below:

                       PROPOSAL I - ELECTION OF DIRECTORS

                                                     FOR                                WITHHELD
                                                     ---                                --------
                  W. Christopher Jesse               15,189,614                         37,017
                  Steven F. Kuekes                   15,210,518                         16,113
                  John F. Owens                      15,195,517                         31,114
                  Charles A. Root                    15,195,251                         31,380
                  Carl G. Sempier                    15,196,551                         30,080
                  Carl Wilson                        15,195,485                         31,146
                  Michael H. Forster                 15,195,517                         31,114
                  James A. Ounsworth                 15,195,718                         30,913

ITEM 5.  OTHER INFORMATION


         Shareholders intending to present proposals at the next Annual Meeting of Shareholders to be held in 2000 must notify the Company of the proposal no later than December 9, 1999 if they wish to include the proposal on the Company's proxy card and, along with any supporting statement, in the Company's proxy statement. As to any proposal presented by a shareholder at the Annual Meeting of Shareholders that has not been included in the Proxy Statement, the management proxies will be allowed to use their discretionary voting authority unless notice of such proposal is received by the Company no later than March 15, 2000.

PART II - OTHER INFORMATION





ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits

          Exhibit
          Number           Exhibit Description
          ------           -------------------
          27*              Financial Data Schedule

          *                Filed herewith

b)       Reports on Form 8-K

         No reports on Form 8-K have been filed by the Registrant during the quarter ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  TANGRAM ENTERPRISE SOLUTIONS, INC.



DATE     August 13, 1999       /s/ John N. Nelli
         ---------------       ----------------------------------------------
                               John N. Nelli
                               Senior Vice President and Chief Financial Officer
                               (Principal Financial  & Accounting Officer)

                                  EXHIBIT INDEX

     The following exhibits were filed with the Company's Current Report on Form 10-Q, dated June 30, 1999.


          Exhibit
          Number           Exhibit Description

          27*              Financial Data Schedule
          *                Filed herewith