Form 10-Q
period 1999-09-30
TANGRAM ENTERPRISE SOLUTIONS INC
filed 1999-11-12
CIK 804121

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             (Mark one)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended     September 30, 1999
                                          --------------------------------

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from___________to__________________

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              --   --

     The number of outstanding shares of Common Stock, $0.01 par value per share, as of November 11, 1999 was 15,797,124.

                       TANGRAM ENTERPRISE SOLUTIONS, INC.

                                      INDEX



                          PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS:
    Balance Sheets - September 30, 1999 (Unaudited) and December 31, 1998................................3

    Statements of Operations - Three Months Ended
        September 30, 1999 and 1998 (Unaudited)..........................................................4

    Statements of Operations - Nine Months Ended
        September 30, 1999 and 1998 (Unaudited)..........................................................5

    Statements of Cash Flows - Nine Months Ended
        September 30, 1999 and 1998 (Unaudited)..........................................................6

    Notes to the Financial Statements....................................................................7

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS.......................................................................9



                  PART II. OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS..............................................................................17

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K...............................................................18

Signatures..............................................................................................19

                                        TANGRAM ENTERPRISE SOLUTIONS, INC.

                                                  BALANCE SHEETS
                                       (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                               SEPTEMBER 30        DECEMBER 31
                                                                                  1999                1998
                                                                       -----------------------------------------
 ASSETS                                                                       (UNAUDITED)           (AUDITED)
 CURRENT ASSETS:
    Cash and cash equivalents                                                $      85          $     245
    Accounts receivable, net of allowance of $449 and $1,262
      in 1999 and 1998                                                           5,400              5,930
    Notes receivable - officers                                                  1,284                392
    Other                                                                          319                262
                                                                       -----------------------------------------
  Total current assets                                                           7,088              6,829

 PROPERTY AND EQUIPMENT:
    Computer equipment and software                                                692                709
    Office equipment and furniture                                                 117                102
    Leasehold improvements                                                          88                 88
                                                                       -----------------------------------------
                                                                                   897                899
    Less accumulated depreciation and amortization                                (633)              (518)
                                                                       -----------------------------------------
  Total property and equipment                                                     264                381

 OTHER ASSETS:
    Notes receivable - officers, less current portion                                -                892
    Deferred software costs, net                                                 3,640              3,369
    Cost in excess of net assets of business acquired, net                       3,098              3,659
    Other                                                                           40                 40
                                                                       -----------------------------------------
  Total other assets                                                             6,778              7,960
                                                                       -----------------------------------------
  TOTAL ASSETS                                                               $  14,130          $  15,170
                                                                       =========================================

 LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES:
    Accounts payable                                                         $     280          $     794
    Accrued expenses                                                             1,142              1,088
    Deferred revenue                                                             2,992              3,476
                                                                       -----------------------------------------
  Total current liabilities                                                      4,414              5,358

 LONG-TERM DEBT - SHAREHOLDER                                                    2,761              3,576
 OTHER LIABILITIES                                                                 448                472

 SHAREHOLDERS' EQUITY:
    Common stock, par value $0.01, authorized 48,000,000 shares,
      15,805,817 issued and 15,797,124 outstanding in 1999 and
      15,805,817 issued and 15,781,124 outstanding in 1998                         158                158
    Additional paid-in capital                                                  44,458             44,522
    Accumulated deficit                                                        (38,058)           (38,772)
    Treasury stock, at cost, 8,693 shares and 24,693 shares in 1999
      and 1998                                                                     (51)              (144)
                                                                       -----------------------------------------
  Total shareholders' equity                                                     6,507              5,764
                                                                       -----------------------------------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $  14,130          $  15,170
                                                                       =========================================

SEE ACCOMPANYING NOTES.

                                        TANGRAM ENTERPRISE SOLUTIONS, INC.

                                             STATEMENTS OF OPERATIONS
                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                       THREE MONTHS ENDED SEPTEMBER 30
                                                                                          1999                1998
                                                                                  ---------------------------------------
                                                                                                (UNAUDITED)
REVENUE:
   Licenses and products                                                             $     2,985       $     4,210
   Services                                                                                1,851             1,513
                                                                                  ---------------------------------------
Total revenue                                                                              4,836             5,723

 COST OF REVENUE:
   Cost of licenses and products                                                             524               521
   Cost of services                                                                          538               491
                                                                                  ---------------------------------------
Total cost of revenue                                                                      1,062             1,012
                                                                                  ---------------------------------------
 GROSS PROFIT                                                                              3,774             4,711

OPERATING EXPENSES:
   Sales and marketing                                                                     1,851             2,462
   General and administrative                                                                820               883
   Research and development                                                                  847               939
                                                                                  ---------------------------------------
Total operating expenses                                                                   3,518             4,284
                                                                                  ---------------------------------------
INCOME FROM OPERATIONS                                                                       256               427

Other expense                                                                                (47)              (84)
                                                                                  ---------------------------------------
Earnings before income taxes                                                                 209               343
Provision for income taxes                                                                     9                 -
                                                                                  ---------------------------------------
NET EARNINGS                                                                         $       200       $       343
                                                                                  =======================================
EARNINGS PER COMMON SHARE:
   Basic                                                                             $      0.01       $      0.02
                                                                                  =======================================
   Diluted                                                                           $      0.01       $      0.02
                                                                                  =======================================
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
   Basic                                                                                  15,797            15,770
                                                                                  =======================================
   Diluted                                                                                16,132            17,105
                                                                                  =======================================

SEE ACCOMPANYING NOTES

                                        TANGRAM ENTERPRISE SOLUTIONS, INC.

                                             STATEMENTS OF OPERATIONS
                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                        NINE MONTHS ENDED SEPTEMBER 30
                                                                                          1999                1998
                                                                                  ---------------------------------------
                                                                                                (UNAUDITED)
REVENUE:
   Licenses and products                                                             $     9,108       $    10,307
   Services                                                                                5,633             4,539
                                                                                  ---------------------------------------
Total revenue                                                                             14,741            14,846

 COST OF REVENUE:
   Cost of licenses and products                                                           2,031             1,713
   Cost of services                                                                        1,687             1,396
                                                                                  ---------------------------------------
Total cost of revenue                                                                      3,718             3,109
                                                                                  ---------------------------------------

 GROSS PROFIT                                                                             11,023            11,737

OPERATING EXPENSES:
   Sales and marketing                                                                     5,912             6,119
   General and administrative                                                              1,518             2,531
   Research and development                                                                2,726             2,383
                                                                                  ---------------------------------------
Total operating expenses                                                                  10,156            11,033
                                                                                  ---------------------------------------
INCOME FROM OPERATIONS                                                                       867               704

Other expense                                                                               (138)             (201)
                                                                                  ---------------------------------------
Earnings before income taxes                                                                 729               503
Provision for income taxes                                                                    15                 -
                                                                                  ---------------------------------------
NET EARNINGS                                                                         $       714       $       503
                                                                                  =======================================

EARNINGS PER COMMON SHARE:
   Basic                                                                             $      0.05       $      0.03
                                                                                  =======================================
   Diluted                                                                           $      0.04       $      0.03
                                                                                  =======================================
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
   Basic                                                                                  15,792            15,737
                                                                                  =======================================
   Diluted                                                                                16,695            17,266
                                                                                  =======================================

SEE ACCOMPANYING NOTES

                                        TANGRAM ENTERPRISE SOLUTIONS, INC.

                                             STATEMENTS OF CASH FLOWS
                                                  (IN THOUSANDS)

                                                                                            NINE MONTHS ENDED SEPTEMBER 30
                                                                                              1999               1998
                                                                                        ---------------------------------------
                                                                                                      (UNAUDITED)
OPERATING ACTIVITIES
   Net earnings                                                                            $     714         $     503
   Adjustments to reconcile net earnings to net cash provided by (used
     in) operating activities:
       Depreciation                                                                              147               161
       Amortization                                                                            1,942             1,976
       Other                                                                                    (655)              122
   Cash provided by changes in working capital items:
       Accounts receivable and other current assets                                            1,083            (3,558)
       Accounts payable                                                                         (514)              112
       Accrued expenses                                                                           54               346
       Deferred revenue                                                                         (484)               94
                                                                                        ---------------------------------------
Net cash provided by (used in) operating activities                                            2,287              (244)

INVESTING ACTIVITIES
   Deferred software costs                                                                    (1,652)           (1,478)
   Expenditures for property and equipment                                                      (114)             (354)
   Sale-leaseback of equipment and furniture                                                     105               279
                                                                                        ---------------------------------------
Net cash used in investing activities                                                         (1,661)           (1,553)

FINANCING ACTIVITIES
   Net borrowings from shareholder                                                              (815)            1,570
   Net repayments on notes payable                                                                 -               (38)
   Proceeds from exercise of stock options                                                        29               162
                                                                                        ---------------------------------------
Net cash (used in) provided by financing activities                                             (786)            1,694
                                                                                        ---------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                       (160)             (103)
Cash and cash equivalents, beginning of period                                                   245               246
                                                                                        =======================================
Cash and cash equivalents, end of period                                                   $      85         $     143
                                                                                        =======================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION
Cash paid during the period for interest                                                   $     168         $     259
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

     Research and development costs are comprised of the following (in thousands):

                                                        THREE MONTHS ENDED SEPTEMBER 30    NINE MONTHS ENDED SEPTEMBER 30
                                                           1999             1998              1999             1998
                                                       ------------- --------------       -------------- -------------
     Research and development costs incurred           $   1,361      $  1,360            $   4,377        $ 3,861
     Less - capitalized software development costs          (514)         (421)              (1,651)        (1,478)
                                                       ============= ==============       ============== =============
     Research and development costs, net               $     847      $    939            $   2,726        $ 2,383
                                                       ============= ==============       ============== =============

                        TANGRAM ENTERPRISE SOLUTIONS, INC

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2.  RESEARCH AND DEVELOPMENT COSTS (CONTINUED)

     Included in cost of revenues is amortization of software development costs of $462,000 and $457,000 for the three months ended September 30, 1999 and 1998, respectively. Amortization of software development costs for the nine months ended September 30, 1999 and 1998 was $1.4 million and $1.4 million, respectively.

NOTE 3.  LONG-TERM DEBT - SHAREHOLDER

     The Company has a $6 million unsecured revolving line of credit with Safeguard Scientifics, Inc. ("Safeguard"), a majority shareholder of the Company, holding approximately 66% of the Company's outstanding shares. Terms of the line of credit require monthly interest payments at the prime rate plus 1%. Principal is due thirteen months after date of demand by Safeguard or earlier in the case of a sale of substantially all of the assets of the Company, a business combination or upon the closing of a debt or equity offering. As of November 10, 1999, borrowings under the line of credit with Safeguard are $2.5 million.

NOTE 4.  RELATED PARTY TRANSACTIONS

     During the nine months ended September 30, 1999 and 1998, the Company incurred administrative service fees to Safeguard totaling approximately $149,000 and $200,000, respectively. The Company also incurred $213,500 and $280,000 of interest costs in 1999 and 1998, respectively, under the revolving line of credit with Safeguard.

NOTE 5.  CONTINGENCIES

     Since February 1998, the Company has disclosed a dispute regarding a customer's failure to pay for software products sold and delivered by the Company. As a result of the customer's non-payment, the Company fully reserved for the outstanding receivable due. In May 1999, the Company and the customer reached an amicable resolution to the dispute that resulted in the recovery of $925,000 of the outstanding receivable which is reflected in the nine months statements of operations as a reduction to general and administrative expenses.

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

Since early 1996, the Company has refocused its business on the asset tracking market and the introduction and sale of its Asset Insight product. The financial results of the Company hereafter reflect the Company's growing dependence on revenue generated by sales of Asset Insight. As a result, various risks and uncertainties relating to the development of the asset tracking business may cause the Company's actual results to differ materially from the results contemplated. Such uncertainties include the ability of the Company to sell its Asset Insight product to major accounts with full enterprise-wide deployment; the possibility of the introduction of superior competitive products; the ability of the company to develop a sustainable stream of revenue from the sale of the Asset Insight product; the ability to recruit and retain key technical, sales and marketing personnel; and the ability of the Company to secure adequate financing on reasonable terms or at all.

     The Company has been and will continue to be dependent on closing large Asset Insight product sales in a given quarter. The license of the Company's software generally requires the Company to engage in a sales cycle that typically takes approximately three to nine months to complete. The length of the sales cycle may vary depending on factors over which the Company has little or no control, such as the size of the transaction, the internal activities of potential customers, and the level of competition which the Company encounters in selling its products. As such, the Company has historically experienced a certain degree of variability in its quarterly revenue and earnings patterns. This variability, in addition to the foregoing reason, is typically driven by significant events that impact the recognition of licenses, product and implementation services revenue. Examples of such events include: the timing of major enterprise-wide sales of the Asset Insight product; "one-time" payments from existing customers for license expansion rights (required to install on a larger or an additional computer base); completion and customer acceptance of significant implementation rollouts and the related revenue recognition; budgeting cycles of its potential customers; changes in the mix of software products and services sold; organizational changes within the Company's channel partners; software defects and other product quality problems. Historically, renewals have accounted for a significant portion of the Company's revenue; however, there can be no assurance that the Company will be able to sustain current renewal rates in the future. In addition, the Company has and may continue to encounter potential customers that are unwilling to purchase any additional software for their enterprise as the result of Year 2000 initiatives. If a significant number of the Company's future and potential prospects defer software purchases for their IT enterprise because of Year 2000 issues, this may have an adverse effect on the Company's future revenue. Additionally, the Company has often shipped and booked a substantial portion of its product revenue in the last month or weeks of a quarter. Due to the foregoing factors, quarterly revenue is not predictable with any significant degree of accuracy.

     In addition, the Company is experiencing increased market pressure in hiring and retaining personnel. The Company's growth and success depends to a significant extent on the continued service of its senior management and other key employees and the hiring of new qualified employees. Competition for highly-skilled business, product development, technical

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OVERVIEW (CONTINUED)

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

RESULTS OF OPERATIONS

Revenue for the three month period ended September 30, 1999 decreased15% to $4.8 million, compared with revenue of $5.7 million for the comparable period in 1998. Revenues decreased 1% for the nine month period ended September 30, 1999 to $14.7 million from $14.8 million for the comparable period in 1998. The Company has been and will continue to be dependent on large Asset Insight product sales. The past two quarter's results have been negatively impacted when several large opportunities were not finalized, however there is no certainty that such opportunities will result in future sales. Additionally, the Company is beginning to experience increased pressure from competitors. Historically, the Company has encountered competition from a number of sources, including system management and infrastructure management companies. Recently, vendors of asset management software and infrastructure management offerings have enhanced their products to include functionality that is currently provided by asset tracking and low-end discovery tool software. Even though the asset tracking functionality provided as standard features by asset management software or infrastructure management offerings is more limited than that of the Company's Asset Insight products, there can be no assurance that a significant number of customers would not elect to accept such functionality in lieu of purchasing additional software. While we maintain a strong competitive advantage in functionality and features, this emergence of asset management software or infrastructure management offerings is having the effect of extending the sales cycle for the large deals opportunities the Company is pursuing as well as creating pressure on the Company to reduce prices for the AI product line.
In addition, the Company has encountered and may continue to encounter potential customers that are unwilling to purchase any additional software for their enterprise as the result of Year 2000 initiatives. However, the Company has experienced continued growth in the number and size of Asset Insight proposals presented by its channel partners, but there is no certainty that such proposals will result in future sales.

The Company recorded net income of $200,000, or $0.01 per share (diluted) for the three months ended September 30, 1999 compared to a net income of $343,000, or $0.02 per share (diluted) for the comparable period in 1998. For the nine months ended September 30, 1999, the Company reported net income of $714,000, or $0.04 per share (diluted), compared to net income of $503,000, or $0.03 per share (diluted), for the same period in 1998. The current nine months' results reflect the recovery of $925,000 of a previously reserved outstanding receivable, which was disclosed in the Company's March 31, 1999 Form 10-Q.

As a result of the current unpredictability of the revenue as discussed above, the Company has made certain reductions in operating expenses, including staffing through normal attrition. However, the Company will maintain product development at current levels and take appropriate actions to maintain the sales and marketing organization. The Company has decreased its number of personnel from 147 as of January 1, 1999 to 128 as of November 11, 1999 through normal attrition and has chosen not to replace those positions at this time.

REVENUE

     Licenses and products revenue includes the sales of Asset Insight; AM:PM and related products, and the traditional mainframe products of Arbiter and gateways including product upgrades and add-ons. Licenses and products revenue decreased 29% for the three months ended September 30, 1999 to $3 million from $4.2 million for the comparable period in 1998. The decrease was the result primarily of a decrease in Asset Insight product sales for the reasons stated above. Licenses and products revenue decreased 12% to $9.1 million for the nine months ended September 30, 1999 from $10.3 million for the comparable

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

REVENUE (CONTINUED)

period in 1998. Twenty seven new Asset Insight customers were added during the third quarter of 1999, bringing the total nodes sold to date to approximately
1.3 million.

     Services revenue includes software and hardware maintenance contracts, implementation services, and training and support services not otherwise covered under maintenance agreements. Services revenue for the quarter increased 22% to $1.9 million in 1999 from $1.5 million in 1998. The increase is due principally to an increase in Asset Insight consulting services and maintenance revenues. This increase reflects the demand for implementation assistance from customers. For the nine months ended September 30, 1999 and 1998, respectively, services revenue increased 24% to $5.6 million from $4.5 million with an increase of approximately $2.1 million in Asset Insight consulting services ($0.9 million) and maintenance revenues ($1.2 million) offset by a $1.0 million decrease in AM:PM and Arbiter services revenue and maintenance renewals. As the Company continues to refocus its business on the asset tracking market and away from automated software distributing and the traditional mainframe product lines, it expects this trend to continue.

     During the first nine months of 1999, the Company has taken the initial steps to establish a direct sales presence in the United Kingdom, Germany and the Netherlands. International revenue for the three months ended September 30, 1999 was $243,000. If the Company's international revenues grow as anticipated, the Company will be exposed to risks inherent with international revenue. Some of the risk factors include the impact of longer payment cycles, greater difficulty in accounts receivable collection, and unexpected changes in regulatory requirements and tariffs. If future international sales are denominated in local currency, there is an additional risk associated with fluctuating exchange rates.

COST OF REVENUE

     Cost of licenses and products includes costs related to the distribution of licensed software and hardware products, third party software products and the amortization of capitalized software development costs. A significant component of cost of licenses and products is attributable to the amortization of deferred development costs, which is generally fixed in nature. Therefore, as a result of lower revenues in 1999, cost of licenses and products as a percentage of licenses and products revenue increased to 18% for the three months ended September 30, 1999 from 12% for the comparable period in 1998. Cost of licenses and products for the quarter increased slightly to $524,000 in 1999 from $521,000 in 1998. For the three months ended September 30, 1999 and 1998, respectively, amortization of software development costs was $462,000 and $457,000. For the nine months ended September 30, 1999, cost of licenses and products as a percentage of licenses and products revenue increased to 22% from 17% for the comparable period in 1998. Costs of licenses and products for the nine months ended September 30, 1999 increased 19% to $2.0 million from $1.7 million for the comparable period in 1998. The overall increase in the cost of licenses and products is related primarily to the purchase and bundling of a third party software product, that integrates with Asset Insight, for a sale in the first quarter. Amortization of software development costs was $1.4 million in each of the nine months ended September 30, 1999 and 1998.

     Cost of services reflects the cost of the direct labor force, including the associated personnel, travel and subsistence, and occupancy costs incurred in connection with providing consulting and maintenance services. As a percentage of services revenue, cost of services decreased to 29% for the three months ended September 30, 1999 from 32% for the comparable period in 1998. In absolute dollars, cost of services for the quarter increased 10% in 1999 to $538,000 from $491,000 in 1998. The overall increase in cost of services is primarily a result of higher consulting services costs associated with increased Asset Insight product services revenue. The Company utilizes consultants trained in the deployment of Asset Insight who are either employees of the Company or selected subcontractors. The consultants who are subcontractors of the Company generally cost significantly more than the consultants employed by the Company. While the growth in the absolute cost reflects the growth in Asset Insight product services revenue, the Company's gross profit can fluctuate based upon the mix of use of subcontractors

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

COST OF REVENUE (CONTINUED)

versus consultants employed by the Company. Cost of services as a percentage of services revenue for the nine months ended September 30, 1999 was 30% a decrease from 31% for the comparable period in 1998. Cost of services for the nine months ended September 30, 1999 increased 21% to $1.7 million from $1.4 million for the comparable period in 1998 for the reason stated above.

SALES AND MARKETING EXPENSES

Sales and marketing expenses consist principally of salaries, commissions and benefits for sales, marketing, and channel support personnel, and the costs associated with product promotions and related travel. Sales and marketing expenses decreased 25% to $1.9 million for the three month period ended September 30, 1999 from $2.5 million for the comparable period in 1998. For the nine months ended September 30, 1999, sales and marketing expenses decreased to $5.9 million from $6.1 million for the same period in 1998, representing a 3% decrease. Sales and marketing expenses decreased as a percentage of revenue for the three and nine months ended September 30, 1999 to 38% and 40% from 43% and 41%, respectively, in 1998. The reduction in spending is attributable to lower sales commissions paid resulting from the decline in sales revenue and reduction in travel and marketing cost associated with more effective cost management in these two areas. However, the Company has experienced increased market pressure related to hiring and retaining personnel resulting in increased staffing costs. The Company is currently investing and intends to continue to invest significant resources in developing additional sales and marketing channels through value-added resellers ("VARs"), system integrators, original equipment manufacturers ("OEMs"), and other channel partners. There can be no assurance that the Company will be able to attract channel partners that will be able to market the Company's products effectively and will be qualified to provide timely and cost-effective customer support and service. Any failure by the Company to establish and maintain such distribution relationships could have a material adverse effect on the Company's business, operating results and financial condition.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist principally of salaries and benefit costs for administrative personnel, general operating costs and legal, accounting and other professional services. General and administrative expenses for the three months ended September 30, 1999 decreased 7% to $820,000 from $883,000 for the comparable period in 1998, principally reflecting lower personnel related costs. For the nine months ended September 30, 1999, general and administrative expenses decreased 40% to $1.5 million from $2.5 million for the comparable period in 1998 principally reflecting the benefit arising from the resolution of an outstanding dispute as described in footnote 5 to the financial statements. As a percentage of total revenues, general and administrative expenses for the three and nine months ended September 30, 1999 were 17% and 10% as compared to 15% and 17%, respectively, in 1998, principally as a result of the reasons noted above.

RESEARCH AND DEVELOPMENT

     Research and development expenses consist primarily of salaries and benefits for the Company's software development and technical support staff and, to a lesser extent, costs associated with independent contractors. The Company capitalizes certain software development costs incurred to develop new software or to enhance the Company's existing software. Such capitalized costs are amortized on an individual product basis commencing when a product is generally available for release. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Gross expenditures for research and development for the three months ended September 30, 1999 remained relatively constant at $1.4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESEARCH AND DEVELOPMENT (CONTINUED)

million in relation to the comparable period in 1998. Comparing the nine months ended September 30, 1999 and 1998; gross research and development costs increased 13% to $4.4 million from $3.9 million, respectively. The increase in absolute dollars is due to personnel increases and the related staffing and facility costs associated with the Company's continuing commitment to developing enhancements and improvements of the Asset Insight product and its other product lines. The Company is dependant upon its ability to attract, hire and retain information technology professionals who possess the skills and experience necessary to meet the product development requirements of the market. Competition for qualified individuals with proven technical skills is highly intense and has resulted in increased staffing costs. The Company expects the trend of increased market pressure relating to retaining personnel to continue. While the Company maintains an active development effort, the number of personnel has decreased through normal attrition from 62 at the beginning of the year to 44 currently. For the three and nine months ended September 30, 1999 gross research and development costs increased as a percentage of revenues to 28% and 30%, respectively, from 24% and 26%, respectively, in 1998, principally as a result of lower revenues realized in 1999.

     Net research and development expenses for the three months ended September 30, 1999 decreased to $847,000 from $939,000 for the same period in 1998, principally as the result of higher deferral of development costs associated with new product development. Net research and development expenses for the nine months ended September 30, 1999 and 1998, respectively, increased to $2.7 million from $2.4 million. As a percentage of gross research and development expenditures, deferred development costs of the three and nine months ended September 30, 1999 were 38% and 38%, respectively, compared to 31% and 38%, respectively, in 1998. The Company will continue to commit substantial resources to research and development efforts in the future.

PROVISION FOR INCOME TAXES

     In 1999, the Company incurred income tax expense of $15,000 as a result of the impact of the alternative minimum tax requirements. The Company had net operating loss carryforwards available in 1999 and 1998.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations through borrowings and cash generated from operations. Net cash provided by operating activities consisted primarily of non-cash expenses offset by the net change in working capital items. The increase in net cash provided by operating activities in 1999 was primarily due to an increase in net earnings and a lower accounts receivable balance at September 30, 1999 offset by a decrease in other working capital items when compared to 1998. The lower accounts receivable balance is primarily attributable to improved collection efforts and lower comparable revenue for the period ended September 30, 1999. Also, as indicated in Note 5 of the financial statements, the Company and a customer reached an amicable resolution to a dispute that resulted in the recovery of $925,000 of an outstanding receivable, previously fully reserved, which is reflected in the statement of cash flows as an increase in cash provided by accounts receivable and a reduction to the reserve for uncollectible accounts.

To supplement the Company's operations, the Company has arranged a $6.0 million unsecured revolving line of credit with Safeguard. Terms of the line of credit require monthly interest payments at the prime rate plus 1%. Principal is due thirteen months after date of demand by Safeguard or earlier in the case of a sale of substantially all of the assets of the Company, a business combination or upon the closing of a sale of a debt or equity offering. As of November 10, 1999, borrowings under the line of credit with Safeguard were $2.5 million.

     Net cash used in investing activities for 1999 consisted primarily of the investment associated with the Company's ongoing commitment to developing enhancements and improvements of the Asset Insight product.

     Net cash used in financing activities in 1999 consisted primarily of repayment of borrowings under the Safeguard line of credit.

     The Company intends to maintain its position at the forefront of the market for asset tracking; pursue strategic opportunities, including mergers, acquisitions, alliances, and partnerships with other industry companies in the asset management market; expand worldwide sales and marketing operations, focusing initially on Europe and North America; and develop and enhance its product line. Implementation of these plans will require significant operating expense and capital expenditures. As stated above, Safeguard has agreed to assist in funding the Company's projected cash requirements by providing a $6.0 million line of credit, of which $3.5 million is available for future borrowings as of November 10, 1999. Although operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, the Company anticipates that its operating and investing activities may use cash. Consequently, any such future growth may require the Company to obtain additional equity or debt financing. However, the Company has no present understanding, commitment, or agreement with respect to any such transaction. Accordingly, there can be no assurance that the Company will have access to adequate debt or equity financing or that, if available, it will be under terms and conditions satisfactory to the Company or which may not be dilutive.

YEAR 2000

     Some computers, software and other equipment include programming code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean the year 1900 instead of 2000.

     The Company has completed its assessment but continues to monitor the possible extent of the effect of the Year 2000 issue on the Company. In addressing the Year 2000 issue, the Company identified the following five phases. In the AWARENESS PHASE, the Company defined the Year 2000 issue, obtained executive level support and identified areas of risk. In the ASSESSMENT PHASE, the Company collected a comprehensive list of items that may be affected by Year 2000 compliance issues in each risk area and evaluated the items to determine which will function properly with the change to the new century and ranked items that will

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

YEAR 2000 (CONTINUED)

need to be remediated based on their potential impact to the Company. The REMEDIATION PHASE included an analysis of the items that are affected by Year 2000, the identification of problem areas and the repair of essential non-compliant items. The VALIDATION PHASE included a thorough testing of all proposed repairs, including present and forward date testing which simulates dates in the Year 2000. The IMPLEMENTATION PHASE consisted of placing all items that have been remediated and successfully tested into production.

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

     The Company's Asset Insight product was developed to be Year 2000 compliant. In addition, the Company has designed and tested the most current versions of its software distribution and mainframe applications product lines to be Year 2000 compliant. However, some of the Company's customers are running product versions that are not Year 2000 compliant. The Company has been encouraging its customers to migrate to current product versions. It is possible that the Company may experience increased expenses in addressing migration issues for such customers. In addition, there can be no assurances that the Company's current products do not contain undetected errors or defects associated with Year 2000 date functions that may result in material costs to the Company. As such, the Company has established a project team to perform an on-going analysis of its products and undertake any work necessary to ensure that the current versions continue to operate correctly when the Year 2000 is reached. The costs associated with this project will be expensed as incurred.

     The Company has completed the awareness, assessment and remediation of its internal information technology ("IT") systems and non-IT systems (such as telephone, voice mail, building management and security systems). The Company's material internal IT systems consist principally of accounting, human resources, sales and customer tracking and development software applications and tools. For third-party software applications, the Company has requested written confirmation that the software applications are Year 2000 compliant or has obtained relevant information directly from vendors' websites and other publicly available sources. Monitoring the possible extent of the effect of the Year 2000 issue on the Company's internal IT systems and non-IT systems will continue through the end of 1999.

     The Company has been communicating directly with critical suppliers, channel partners, and financial institutions and gathering information from their websites, SEC filings and other public sources to identify and, to the extent possible, resolve issues relating to their Year 2000 readiness. However, the Company has limited or no control over the actions of such third parties. If any of the Company's material third parties are not Year 2000 ready and their noncompliance causes a material disruption to any of their businesses, the operations of the Company could be materially adversely impacted. These disruptions could include, among other things: a channel partner's inability to process payments to the Company a financial institution's inability to process checks drawn on the Company's bank accounts, accept deposits or process wire transfers; a channel partner's, supplier's, or financial institution's business failure; a loss of voice and data connections the Company uses to share information; and other interruptions to the normal conduct of business by the Company, the nature and extent of which the Company cannot foresee. While the Company is unaware of any specific risk or failure area, it is unable to determine the probability that any of such risks will be realized, or if they are, the nature or length thereof, or effect, if any they may have on the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

YEAR 2000 (CONTINUED)

     Significant uncertainty exists in the software industry concerning the potential effects associated with Year 2000 compliance. Although Asset Insight includes Year 2000 analyses that enable organizations to assess at-risk assets, determinethe cost of correcting at-risk software, manage the correction process, and audit the enterprise to ensure problems are not re-emerging, the Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues. Many companies are expending significant resources to correct their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company. In addition, the Company has and may continue to encounter potential customer sites that are unwilling to purchase any additional software for their enterprise as the result of Year 2000 initiatives. If a significant number of the Company's future and potential prospects defer software purchases for their IT enterprise because of Year 2000 issues, this may have an adverse effect on the Company's future revenue.

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

     The Company has contingency plans for certain mission-critical applications. These contingency plans involve, among other actions, manual workarounds, increasing inventories, seeking alternate vendors and adjusting staffing strategies. Certain internal applications, third party software and products have been determined to be non-compliant and have a minimal risk of impacting or disrupting the Company's operations or product performance. As such, no contingency plans are expected to be developed for these items. However, these items will be monitored throughout 1999 and contingency plans will be created if the potential for significant impact arises for any of these items.

     Most of the costs incurred in addressing the Year 2000 issues has been expensed as incurred, in compliance with generally accepted accounting principles. To date, the awareness, assessment, remediation, and validation phases have been conducted by the Company's existing personnel and the incremental cost has been insignificant. The Company does believe that a portion of the remaining cost will be handled through the normal course of software upgrades and replacements and is currently estimated to be under $100,000. However, if compliance efforts of which the Company is not aware are required and are not completed on time, or if the cost of any required updating, modification or replacement of the Company's systems exceeds the Company's estimates, the Year 2000 issue could have a material adverse effect on the Company.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibits

     Exhibit
     Number           Exhibit Description
     ------           -------------------

     27*              Financial Data Schedule

     *                Filed herewith

b)  Reports on Form 8-K

    No reports on Form 8-K have been filed by the Registrant during the quarter ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               TANGRAM ENTERPRISE SOLUTIONS, INC.
                               ----------------------------------



DATE  November 11, 1999        /s/ John N. Nelli
      -----------------        -------------------------------------------------
                               John N. Nelli
                               Senior Vice President and Chief Financial Officer
                               (Principal Financial & Accounting Officer)

                                  EXHIBIT INDEX

The following exhibits were filed with the Company's Current Report on Form 10-Q, dated September 30, 1999.


          Exhibit
          Number           Exhibit Description
          ------           -------------------

          27*              Financial Data Schedule

          *                Filed herewith