Form 10-K405
period 1999-12-31
TANGRAM ENTERPRISE SOLUTIONS INC
filed 2000-03-29
CIK 804121

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 (Mark one)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended  December 31, 1999

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

                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $0.01 par value
                                (Title of class)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     The aggregate market value of shares of common stock held by non-affiliates on March 24, 2000 (as reported on The Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the symbol TESI) was approximately $37,289,850.

     As of March 24, 2000, there were 16,130,290 shares of the Company's common stock outstanding.

                       TANGRAM ENTERPRISE SOLUTIONS, INC.
                               INDEX TO FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999




                                     PART I
                                                                                            Page
Item 1    -    Business                                                                        3

Item 2    -    Properties                                                                     10

Item 3    -    Legal Proceedings                                                              10

Item 4    -    Submission of Matters to a Vote of
                 Security Holders                                                             11

                                 PART II

Item 5    -    Market For Registrant's Common Equity
                 and Related Stockholder Matters                                             12

Item 6    -    Selected Financial Data                                                       13

Item 7    -    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                               14

Item 7A   -    Quantitative and Qualitative Disclosures About
                 Market Risk                                                                 20

Item 8    -    Financial Statements and Supplementary
                 Data                                                                        20

Item 9    -    Changes in and Disagreements With Accountants
                 on Accounting and Financial Disclosure                                      20

                                PART III

Item 10   -    Directors and Executive Officers of the Registrant                            21

Item 11   -    Executive Compensation                                                        23

Item 12   -    Security Ownership of Certain Beneficial
                 Owners and Management                                                       27

Item 13   -    Certain Relationships and Related Transactions                                28

                                 PART IV

Item 14   -    Exhibits, Financial Statement Schedules, and Reports on Form 8-K              29


                                     PART I

ITEM  1. BUSINESS

GENERAL

     Tangram Enterprise Solutions, Inc. (the "Company") develops and markets asset tracking software that enables automated enterprise-wide information systems management. The Company markets to Fortune 1000 companies and their foreign equivalents and to government agencies that are managing heterogeneous enterprises and mission-critical applications.

     The following discussion contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, among others, statements containing the words "believes," "anticipates," "estimates," "expects," and words of similar import. Such statements are subject to certain risks and uncertainties, which include but are not limited to those important factors discussed in cautionary statements throughout the section below and elsewhere in this document, and are qualified in their entirety by those cautionary statements.

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

     Since early 1996, the Company has focused its business on the asset tracking market and the introduction and sale of Asset Insight(R) and related products. Asset Insight is designed to enable corporations to proactively manage their base of distributed assets without disruption to their business. Asset Insight discovers hardware, software, and configuration changes and associates this information with desktop users and departments across the enterprise. Asset Insight products also provide organizations with current and historical information that is essential for forward planning technology changes, reducing the total cost of asset ownership, improving help desk support, reducing suspicious activity, tracking asset leases and improving software license management.

     The Company is committed to maintaining its leadership position in the asset tracking market by supporting an active development program that expands the utility of the Asset Insight product line through strategic alliances, new product functionality, and business subsystems. Product development efforts focus on providing sophisticated management reports and subsystems that assist companies in relating their IT asset information to business goals and opportunities. To further extend the applicability of Asset Insight, the Company plans to pursue bundling opportunities and relationships with original equipment manufacturers ("OEMs") of complementary hardware and software products. The Company is actively pursuing relationships with other software vendors to create interfaces to the Company's products. Technology partnerships allow the Company to integrate Asset Insight with other software vendors' applications and related products in areas such as IT asset management, financial accounting, systems management, procurement, and help desk. These relationships will enable the Company to provide a more comprehensive solution to its customers, leverage the customer's investment in existing products, and maintain the Company's competitive edge in the asset tracking market.

     The Company is currently evaluating its products and corporate strategy and is likely to undertake organizational changes and product and marketing strategy modifications. There can be no assurance that these efforts will be successful. Further, if the Company is successful in achieving its growth plans, that growth may place a burden on the Company's operating and financial systems, resulting in increased responsibility for senior management and other personnel within the Company. There can be no assurance that the Company's existing management or any new members of management will be able to augment or improve existing systems and controls or implement new systems and controls in response to future growth, if any. The Company's failure to do so could have a material adverse effect on the Company's business, operating results, and financial condition.

PRODUCTS AND SERVICES

     The Company's primary product line is Asset Insight. To help customers leverage the extensive benefits of Asset Insight, the Company offers a variety of implementation, customization, and training services to augment the services available through Asset Insight channel partners.

PRODUCTS

ASSET TRACKING PRODUCTS

     ASSET INSIGHT is an enterprise asset tracking solution that discovers hardware, software, and configuration changes and associates this information with desktop users and departments across the enterprise. Asset data is automatically gathered and distilled into one-page reports that highlight exceptions, costs, and trends. With this current and historical information, decision makers can track changes in their hardware and software assets, forward plan technology requirements (including calculating the cost of software and hardware upgrades), optimize end-user productivity, identify missing hardware components, and resolve desktop problems quickly. Asset Insight employs an open data repository, using standard relational database technology that gives corporations access to their data and facilitates integration with third-party products.

ASSET INSIGHT SUBSYSTEMS

     ASSET INSIGHT SUITE MANAGER facilitates the evaluation, implementation, and management of enterprise systems management suites, such as Tivoli Enterprise, CA-Unicenter, and HP OpenView. Suite Manager enables organizations to compare suite solution requirements and compute the true cost of enterprise deployment, including the cost of upgrading the desktops and servers to meet each solution's prerequisites. It also provides planning and tracking tools to assist in the planning and management of an optimum rollout. Post-deployment, Suite Manager proactively monitors the enterprise, generating alerts on desktops and servers that have configuration conflicts with the suite or the applications that the suite supports.

     ASSET INSIGHT INFRASTRUCTURE SUBSYSTEM automatically discovers and tracks the location and history of any network device that responds to the Simple Network Management Protocol (SNMP), including bridges, switches, routers, hubs, and printers. The information that is collected is easily accessible using Asset Insight's built-in reporting and viewing features.

     ASSET INSIGHT COMPLIANCE MODELER helps customers plan and manage the installation of multiple software upgrades on individual desktops throughout the enterprise. First, the Compliance Modeler examines each desktop to determine which additional components (memory, software, disk space), if any, will be needed to run multiple upgrades. The Compliance Modeler then combines the net desktop upgrades and associated costs into a single enterprise-wide case summary analysis and an individual desktop work order that can be used to obtain fixed-price quotations from installation vendors and plan and manage the upgrade project.

ASSET INSIGHT AMBASSADORS

     The Company has developed relationships with several software vendors to create interfaces, referred to as Ambassadors, to the Company's products. Technology partnerships allow the Company to integrate Asset Insight with other software vendors' applications and related products, such as IT asset management tools, financial accounting systems, systems management offerings, procurement systems, and help desk systems. These relationships permit the Company to provide a more comprehensive solution to its customers, while enabling customers to leverage their investment in diverse products.

Current Asset Insight Ambassadors include:

     REMEDY AMBASSADOR is a customizable interface that allows direct communication between Remedy's help desk product, Action Request System, and Asset Insight. On a regular basis, Asset Insight takes "snapshots" of an organization's desktop assets and continuously stores these snapshots in a central database. With the Remedy Gateway, the help desk staff can access this database to immediately identify system files, hardware configuration, and application changes. This information enables help desk specialists to diagnose and resolve problems more quickly and efficiently, minimizing downtime and maximizing productivity.

     PEOPLESOFT AMBASSADOR links the finance and procurement information tracked by PeopleSoft Financials to the asset information that is discovered by Asset Insight. The combined information allows organizations to verify that the assets in their financial system are actually installed, accurately report on and categorize resource costs, assign depreciation costs, and confirm asset location and ownership information during mergers and acquisitions.

     ASSET INSIGHT PLUS FOR TIVOLI AMBASSADOR integrates Asset Insight with Tivoli's systems management suite. This integration enables organizations to enhance the flexibility of Tivoli software distributions by creating target distribution lists based on Asset Insight's information. Additionally, organizations can use Tivoli to install and manage Asset Insight, thereby maximizing their investment in both solutions.

     HP OPENVIEW AMBASSADOR enables HP OpenView administrators/users to immediately access historical information tracked by Asset Insight, such as desktop configurations, installed applications, and configuration file changes. This integration is the result of the collaboration of Hewlett-Packard and the Company.

     LAN LICENSER 3 AMBASSADOR was developed as an interface between Asset Insight and ABC Systems Lan Licenser, a software license metering and network control system that tracks software usage and software license agreements. The Ambassador provides a single repository that contains Asset Insight's historical hardware and software configuration data, as well as Lan Licenser's software usage information. As a result, organizations can run any number of ad hoc reports and queries that pinpoint the location and usage of any application in the enterprise.

     MICROSOFT SMS AMBASSADOR imports data collected by Microsoft's SMS product into Asset Insight's repository. As a result, the SMS data is available to the Asset Insight graphical interface for reporting, as well as standard Oracle and querying tools. Additionally, the results of Asset Insight queries can be converted to SMS software distribution groups, thereby improving the success of electronic distributions.

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

ASSET INSIGHT SERVICES

     IMPLEMENTATION SERVICES are provided for Asset Insight products, including planning and resource allocation, repository and Data Manager installation, pilot implementation, and complete rollout.

     DATABASE TRIGGER SERVICES allow customers to import data from an external database into the central Asset Insight repository. Services include trigger development and testing, plus implementation support.

     TRAINING PROGRAMS are provided to the Company's channel partners for the implementation and administration of Asset Insight products in different customer environments. Customer training courses are also offered, allowing customers to effectively administer Asset Insight and maximize its benefits.

     ADDITIONAL SERVICES are provided, allowing Tangram's experts to assist customers with product upgrades and customization, the development of best practices, the creation of specialized discovery modules, the development of custom data entry panels, and database optimization.

PRODUCT DEVELOPMENT

     Project teams handle product development from specification, design, and implementation to product release. These project teams operate as autonomous units and include developers, product managers from marketing, quality control managers, and members of senior management. Each product and enhancement is submitted through a process that determines the marketability of the product, revenue potential, development requirements, and support requirements. Critical technical factors are also considered in determining the viability of an Asset Insight product or subsystem, such as scalability, level of automation, ease of use, support for multiple platforms, and open architecture.

     The majority of the Company's products and associated documentation have been developed internally. The Company has acquired in the past, and intends to continue to acquire, certain software technology from others and integrate those technologies into its product lines. The Company expended $5.7 million for product development costs in 1999, compared with $5.3 million in 1998, and $5.0 million in 1997. In accordance with Statement of Financial Accounting Standards No. 86, the Company capitalizes certain development costs. During fiscal 1999, 1998, and 1997, the Company capitalized $1.7 million, $2.0 million, and $1.7 million, respectively, or 30%, 37%, and 36%, respectively, of total product development costs. No material expenditures were made in fiscal 1999, 1998, or 1997 for the acquisition of software technology.

     The asset management software and the application suite markets are highly fragmented and are characterized by ongoing technological developments, evolving industry standards, and rapid changes in customer requirements. The Company's success depends upon its ability to offer a broad range of asset tracking software products, to continue to enhance existing products, to develop and introduce in a timely manner new products that take advantage of technological advances, and to respond promptly to new customer requirements. While the Company believes that it currently offers the broadest product in the asset tracking market, this market is continuing to evolve and customer requirements are continuing to change. As the market evolves and competitive pressures increase, the Company believes that it will need to further expand its product offerings. The Company has identified a number of enhancements to its existing product offerings, which it believes are important to its continued success in the asset tracking market. Failure by the Company in any of these areas could materially and adversely affect its business, financial condition, and results of operations. In addition, from time to time, the Company or its competitors may announce new products with new or additional capabilities or technologies. Such announcements of new products by competitors could have the potential to replace or shorten the life cycles of the Company's existing products or to cause customers to defer purchasing the Company's products.

     In addition to developing new products, the Company's internal development staff is focused on developing upgrades and updates to existing products. Future upgrades and updates may, among other things, include additional functionality, respond to user problems, or address issues of compatibility with changing operating systems and environments.

     The Company's product development efforts are expected to continue to require substantial investments by the Company. There can be no assurance that the Company will have sufficient resources to make the necessary investments. The Company has in the past experienced development delays and may in the future experience difficulties that prevent the successful development, introduction, or marketing of new or enhanced products. The inability of the Company, for technological or other reasons, to develop and introduce new and enhanced products in a timely manner could have a material adverse effect on the Company's business, operating results, and financial condition.

     Software products as complex as those offered by the Company may contain errors that may be detected at any point in a product's life cycle. The Company has in the past discovered software errors in certain of its products and has experienced delays in shipment of products during the period required to correct these errors. There can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found. Such errors may result in loss of, or delay in, market acceptance and sales, diversion of development resources, injury to the Company's reputation, or increased service and warranty costs, any of which could have a material adverse effect on the Company's business, results of operations, and financial condition.

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

CUSTOMERS

     The customer base is comprised of large, Fortune 1000 enterprises and government agencies that are managing heterogeneous enterprises and mission-critical applications. The Company's customers are located primarily in North America and Europe and include companies in industrial, institutional, and governmental markets. The Company operates in a single industry and is engaged in the design and sale of a limited number of software products. No single channel partner accounted for more than 10% of total revenue in 1999 and 1998. During 1997, approximately 10% of sales were sold through one of the Company's channel partners.

     International revenue (including maintenance contracts) represented approximately 5%, 12%, and 14% of the Company's total revenue in fiscal years 1999, 1998, and 1997, respectively. The overall decrease in international revenue in 1999 and 1998 reflects the continuing decline in AM:PM and Arbiter maintenance contract renewals. As the Company continues to focus its business on the asset tracking market and away from automated software distribution and the traditional mainframe product lines, it expects this trend of declining AM:PM and Arbiter maintenance contract renewals to continue. The Company currently has no international office, but operates through international distributors. The Company's growth and profitability will require an expansion of its international operations, particularly in Europe. Accordingly, the Company intends to expand its current international operations and enter additional international markets. Such expansion will require management attention and financial resources. During 1999, the Company has taken the initial steps to establish a direct sales presence in the United Kingdom, Germany, and the Netherlands.

SALES AND MARKETING

SALES

     Early in the definition of the Asset Insight product, the Company recognized the need for an alternate channel in order to acquire an early presence in the market, cover the expected demand for the product, manage the geographically dispersed nature of the target market, and build a large number of salespeople in the field. Therefore, in 1996, the Company converted from a direct sales force to an indirect sales channel organization. The Company has to date established relationships with over sixty national, international, and regional value-added resellers, systems integrators, and other channel partners. The Company employs an indirect sales force that works closely with its major resellers and systems integrators to manage the development of the indirect channel and product implementation. The indirect sales channel is managed out of the corporate headquarters.

     The Company is currently investing and intends to continue to invest significant resources in developing additional sales and marketing channels through VARs, systems integrators, OEMs, and other channel partners. These channel partners also sell other products that are complementary to, or compete with, those of the Company. While the Company encourages its channel partners to focus on their respective products through marketing and support programs, there can be no assurance that these channel partners will not give greater priority to products of other suppliers, including competitors. In addition, reorganizations, mergers, and personnel changes within a channel partner's organization can cause delays or disruptions in the sales cycle of Asset Insight. The Company intends to increase its geographical sales force to help continue the sales process during these disruptions. Channel partners have no long-term obligations to purchase products from the Company. Any failure by the Company to establish and maintain such distribution relationships or attract channel partners that will be able to market the Company's products effectively and will be qualified to provide timely and cost-effective customer support and service could have a material adverse effect on the Company's business, operating results, and financial condition.

     The license of the Company's software generally requires the Company to engage in a sales cycle that typically takes approximately six to nine months to complete. The length of the sales cycle may vary depending on a number of factors over which the Company may have little or no control, including the size of the transaction and the level of competition that the Company encounters in its selling activities. During the sales cycle, the Company typically provides a significant level of education and support to prospective customers regarding the use and benefits of the Company's products. Because of the nature of its distribution methods, the Company generally cannot predict with accuracy when a user will license its products. Any delays in the sale cycles of a large license or a number of smaller licenses could have a material adverse effect on the Company's business, operating results, and financial condition.

MARKETING

     During 1999, the Company focused its marketing efforts on continuing to build the asset tracking market, educating the market on the Asset Insight product and product enhancements, and generating Asset Insight leads. The Company has continued to leverage its successful corporate marketing strategy, emphasizing the position that Asset Insight has attained as the premier offering in the asset tracking market. The Company has also continued implementation of its enhanced programs, including speaking engagements, executive briefings, industry trade shows, surveys, and focused public relations efforts. The book, A JOURNEY THROUGH OZ: THE BUSINESS LEADERS' ROAD MAP TO TRACKING INFORMATION TECHNOLOGY ASSETS, written by the Company's former President and CEO, was enhanced and continues to be a useful marketing tool in market education.

     The Company will continue to focus on generating interest and leads in order to move the product through the established sales channel. Additionally, the Company will focus on targeted and active promotional campaigns aimed at Fortune 1000 and government end users throughout North America and Europe. The Company positions its products as market-driven business solutions that improve corporate productivity, leverage customer information systems investments, assist customers in the migration to new technologies, and provide a superior value-to-price ratio. To ensure that the products reflect the changing market requirements, all of the Company's product development efforts are integrated with marketing and other functions in a team approach (see Product Development).

     Customer requests for enhancements to current products and the development of new products play a significant role in the Company's product marketing strategy. Senior management teams make regular customer visits to gain customer feedback. The Company also conducts regular customer surveys to evaluate overall customer satisfaction, as well as future product needs.

COMPETITION

     The Company established asset tracking in response to an asset management market, which includes several diverse products, including procurement systems, help desk tools, and systems management suites. There are many vendors in the asset management market, creating confusion and overlap between products. The Company has positioned asset tracking as a fundamental first step to any asset management initiative. While this positioning has been successful, Asset Insight has experienced considerable overlap with complementary products that fall into different segments of the asset management arena. Such products are very diverse, ranging from low-end discovery tools (such as Tally's NetCensus and Blue Ocean's TrackIT) to Discovery/Ownership Management tools with modules for tracking procurement, contracts, licenses, and other information (such as Peregrine's AssetCenter and MainControl's MC/Empower) to full product suites with a long list of features (such as IBM Tivoli's Enterprise, Microsoft's SMS, Hewlett-Packard OpenView, and Computer Associates' Unicenter). Asset Insight remains the only product that is exclusively in the asset tracking market, where the product maintains a strong competitive advantage in functionality and features. Because barriers to entry in the software market are relatively low, the Company anticipates additional competition from other established and emerging companies as the market for asset tracking and asset management tools expands.

     In the future, vendors of asset management software or application suite offerings, such as those identified above, may continue to enhance their products (including separate products that are bundled together) to include functionality that is currently provided most often by asset tracking and low-end discovery tool software. The widespread inclusion of such comparable functionality could impair the marketability of the Company's Asset Insight products. Furthermore, even if the asset tracking functionality provided as standard features by asset management and suite offerings is more limited than that of the Company's Asset Insight products, there can be no assurance that a significant number of customers would not elect to accept such functionality in lieu of purchasing additional Asset Insight software.

     The Company expects software industry consolidation to occur in the future, and it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins, and loss of market share. Further, the Company competes with other software companies for access to distribution channels. Some of the Company's current and many of its potential competitors have significantly greater financial, technical, marketing, and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion, and sale of their products than the Company. Although the Company believes that it currently competes favorably with respect to such factors, there can be no assurance that the Company will maintain its competitive position.



INTELLECTUAL PROPERTY

     The Company's success is in part dependent upon proprietary technology. The Company relies primarily on a combination of copyright and trademark laws, confidentiality procedures, and contractual provisions to protect its proprietary rights. The Company's products are generally licensed to end users pursuant to a license agreement that restricts the use of the products to a limited number of control point processors and/or a designated site, or a limited number of nodes. The Company does not allow the source code to be distributed to customers for its products. The Company has been required from time to time to enter into source code escrow agreements with certain customers and distributors for certain of its products. These agreements require the release of source code only under very limited circumstances, principally a breach by the Company of its support obligations or a filing of bankruptcy. The Company seeks to protect its software, documentation, and other written materials under trademark and copyright laws, which provide only limited protection. Despite precautions taken by the Company, it may be possible for unauthorized third parties to copy aspects of its current or future products or to obtain and use information that the Company regards as proprietary. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar or superior technology. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as the laws of the United States.

     There has also been substantial industry litigation regarding intellectual property rights of technology companies. The Company is not aware that any of its software product offerings infringes upon the proprietary rights of third parties. In addition, as the Company may acquire a portion of software included in future products from third parties, its exposure to infringement actions may increase because the Company must rely upon such third parties as to the origin and ownership of any software being acquired. In the future, litigation may be necessary to enforce and protect intellectual property rights owned by the Company. The Company may also be subject to litigation to defend it against claimed infringement of the rights of others or to determine the scope and validity of the proprietary rights of others. Any such litigation could be costly and divert management's attention, either of which could have a material adverse effect on the Company's business, financial condition, and results of operations. Adverse determinations in such litigation could result in the loss of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties, or prevent the Company from selling its products, any one of which could have a material adverse effect on the Company's business, financial condition, and results of operations. Furthermore, there can be no assurance that any necessary licenses will be available on reasonable terms, or at all.

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

EMPLOYEES

     As of March 24, 2000, the Company employed 127 persons, including 53 in worldwide marketing, sales, and field operations; 52 in product development and technical support; and 22 in general and administrative. None of the Company's employees are represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good.

     The Company believes that its future success will depend in large part on its ability to attract and retain additional highly skilled technical, sales, management, and marketing personnel. In addition, the Company's continued growth and success depend to a significant extent on the continued service of its senior management and other key employees. Competition for highly skilled business, product development, technical, and other personnel is increasingly intense due to lower overall unemployment rates and the boom in information technology spending. The Company's employees currently receive salaries, incentive bonuses, other fringe benefits, and stock options. New government regulations, poor stock performance, or other factors could diminish the value of the option program to current and prospective employees and force the Company into more of a cash compensation model. Accordingly, the Company expects to experience increased compensation costs that may not be offset through either improved productivity or higher prices. Additionally, the Company has at times in the past experienced difficulty in recruiting qualified personnel. New employees hired by the Company generally require substantial training in the use and implementation of the Company's products. In particular, a number of the Company's sales personnel have been with the Company for only a limited period of time. There can be no assurances that the Company will be successful in continuously recruiting and training new personnel and in retaining existing personnel, and the failure to do so could have a material adverse effect on the Company's business, operating results, and financial condition.


ITEM  2. PROPERTIES

     The Company leases all of its facilities. The following table sets forth summary data on the Company's leased facilities:


                      Approximate Square
      Location               Feet                       Use                         Lease Expiration
      --------        ------------------                ---                         ----------------

Cary, NC                     49,600         Executive, administrative, sales,        September 30, 2004
                                            development, marketing, customer
                                            support, and distribution center


Malvern, PA                  7,400          Development and sales support            February 28, 2003





ITEM  3. LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the Company is a party or of which any of its property is subject.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) The Company's common stock is quoted on The Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the symbol "TESI". The following table sets forth the high and low sales prices of the Company's common stock from January 1, 1998 through December 31, 1999.




       1999                              High                       Low
                                         ----                       ---

       Fourth Quarter                   $9.88                     $0.88
       Third Quarter                    $3.00                     $1.00
       Second Quarter                   $4.75                     $2.50
       First Quarter                    $5.00                     $2.25

       1998

       Fourth Quarter                   $6.00                     $2.13
       Third Quarter                    $6.75                     $2.88
       Second Quarter                   $8.25                     $5.56
       First Quarter                   $10.94                     $6.38



     (b) Holders. On March 24, 2000, there were approximately 3,000 beneficial owners of the Company's common stock.


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



-------------------------------------------------------------------------------------------------------------------
                                                                       YEAR ENDED DECEMBER 31
                                             1999             1998             1997           1996             1995
                                             ----             ----             ----           ----             ----
SUMMARY OF OPERATIONS:                                        (In thousands, except per share data)

Revenue                                       $18,678        $20,678           $14,074         $11,142          $12,538

Net earnings (loss)                             (444)          1,116            (3,461)           (253)          (1,185)
Earnings (loss) per common share:
    Basic                                      (0.03)           0.07             (0.22)         (0.02)            (0.08)
    Diluted                                    (0.03)           0.06             (0.22)         (0.02)            (0.08)

Average common shares outstanding:
    Basic                                      15,799         15,747             15,631         14,811           14,459
    Diluted (1)                                15,799         17,265             15,631         14,811           14,459

                                                                           DECEMBER 31
                                             1999             1998             1997           1996             1995
                                             ----             ----             ----           ----             ----
FINANCIAL POSITION:                                                       (In thousands)
Total assets                                 $12,388         $15,170           $12,961         $12,946          $12,829
Long-term debt, including current portion      1,623           3,576             3,044             756            1,319
Shareholders' equity                           5,765           5,764             4,483           8,257            8,246

------------------------------------------------------------------------------------------------------------------------


(1) Weighted average number of common shares outstanding on a diluted basis for the years 1999 and 1995 through 1997 does not include common stock equivalents because the effect of inclusion of common stock equivalents would be to reduce the loss per common share.

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

OVERVIEW

     Tangram Enterprise Solutions, Inc. (the "Company") provides state-of-the-art enterprise-wide solutions, including asset tracking and electronic software distribution for large heterogeneous computing environments, encompassing UNIX-based mini, LAN server and mainframe platforms. Asset Insight, an information technology asset tracking product launched in 1996, allows businesses to track changes in their information technology asset base (including hardware and software), forward plan technology requirements, optimize end-user productivity, and calculate the cost of software and hardware upgrades. AM:PM is an automated software distribution, data distribution and collection, and remote resource management solution that provides businesses with solutions to manage an enterprise's heterogeneous and remote information technology systems. Tangram is a partner company of Safeguard Scientifics, Inc. (NYSE:SFE) ("Safeguard"). Safeguard incubates and operates developing technology companies in the Internet infrastructure market with a focus on three sectors: software, communications and eServices. Safeguard also participates in several private equity funds, which help to expand the Safeguard network to 250 Internet-related companies. Safeguard generally acquires ownership interests in companies that allow it to have a significant influence over their direction and management over the long-term. Safeguard owns approximately 67% of the outstanding voting securities of the Company.

     Since early 1996, the Company has focused its business on the asset tracking market and the introduction and sale of its Asset Insight product. The financial results of the Company hereafter reflect the Company's growing dependence on revenue generated by sales of Asset Insight. As a result, various risks and uncertainties relating to the development of the asset tracking business may cause the Company's actual results to differ materially from the results contemplated. Such uncertainties include the ability of the Company to sell its Asset Insight product to major accounts with full enterprise-wide deployment; the possibility of the introduction of superior competitive products; the ability of the Company to develop a sustainable stream of revenue from the sale of the Asset Insight product; the ability to recruit and retain key technical, sales, and marketing personnel; and the ability of the Company to secure adequate financing on reasonable terms or at all.

     The Company has been and will continue to be dependent on closing large Asset Insight product sales in a given quarter. The license of the Company's software generally requires the Company to engage in a sales cycle that typically takes approximately three to nine months to complete. The length of the sales cycle may vary depending on factors over which the Company has little or no control, such as the size of the transaction, the internal activities of potential customers, and the level of competition that the Company encounters in selling its products. As such, the Company has historically experienced a certain degree of variability in its quarterly revenue and earnings patterns. This variability, in addition to the foregoing reason, is typically driven by significant events that impact the recognition of licenses, product, and implementation services revenue. Examples of such events include: the timing of major enterprise-wide sales of the Asset Insight product; "one-time" payments from existing customers for license expansion rights (required to install on a larger or an additional computer base); completion and customer acceptance of significant implementation rollouts and the related revenue recognition; budgeting cycles of its potential customers; changes in the mix of software products and services sold; organizational changes within the Company's channel partners; and software defects and other product quality problems. Historically, renewals have accounted for a significant portion of the Company's revenue; however, there can be no assurance that the Company will be able to sustain current renewal rates in the future. In addition, the Company has and may continue to encounter through the first quarter of 2000 potential customers that are unwilling to purchase any additional software for their enterprise as a result of Year 2000 initiatives. If a significant number of the Company's future and potential prospects defer software purchases for their IT enterprise because of Year 2000 issues, this may have an adverse effect on the Company's first quarter 2000 revenue. Additionally, the Company has often shipped and booked a substantial portion of its product revenue in the last month or weeks of a quarter. Due to the foregoing factors, quarterly revenue is not predictable with any significant degree of accuracy. In addition, the Company is experiencing increased market pressure in hiring and retaining personnel. The Company's growth and success depends to a significant extent on the continued service of its senior management and other key employees and the hiring of new qualified employees. Competition for highly skilled business, product development, technical, and other personnel is increasingly intense due to lower overall unemployment rates and the boom in information technology spending. Accordingly, the Company expects to experience increased compensation costs that may not be offset through either improved productivity or higher prices. These fluctuations in the timing and amounts of additional operating expenses may also cause profitability to fluctuate from one quarter to another.

RESULTS OF OPERATIONS

     Revenue decreased 10% in 1999 to $18.7 million from $20.7 million in 1998 and increased 47% in 1998 to $20.7 million from $14.1 million in 1997. 1999 revenue was negatively impacted by lower than expected sales volume due to organizational budget freezes and desktop lockdowns by the Company's prospect base, particularly in the third and fourth quarters, as those companies deferred software purchases for their IT enterprise because of Year 2000 issues. The Company does not expect significant improvement in corporate IT enterprise spending through the first half of 2000. Additionally, the Company is beginning to experience increased pressure from competitors. Historically, the Company has encountered competition from a number of sources, including system management and infrastructure management companies. Recently, vendors of asset management software and infrastructure management offerings have enhanced their products to include functionality that is currently provided by asset tracking and low-end discovery tool software. Even though the asset tracking functionality provided as standard features of asset management and infrastructure management software is more limited than that of the Company's Asset Insight products, there can be no assurance that a significant number of customers would not elect to accept such functionality in lieu of purchasing additional software. While we maintain a strong competitive advantage in functionality and features, this emergence of asset management software and infrastructure management offerings is having the effect of extending the sales cycle for the opportunities the Company is pursuing, as well as creating pressure on the Company to reduce prices for the Asset Insight product line. The revenue increase in 1998 was driven by a three-fold increase in Asset Insight product line revenue offset by a decrease in AM:PM and traditional mainframe product revenue.

     For the year ended December 31, 1999, the Company recorded a net loss of $444,000, or $0.03 per share, compared to a net income of $1.1 million, or $0.06 per share (diluted), for the comparable period in 1998 and a net loss of $3.5 million, or $0.22 per share, for the same period in 1997. In January 2000, the Company, in conjunction with Safeguard, announced its intentions to pursue an evaluation of various Internet-based business models and related strategic options. In conjunction with the announced strategic initiative, the Company recognized a charge to earnings in the fourth quarter of 1999 of approximately $1.0 million for the accelerated amortization of deferred development costs for non-strategic product offerings and severance costs associated with a management change. In addition, the 1999 results reflect as a reduction of general and administrative expense the recovery of $925,000 of a previously reserved outstanding receivable.

     As a result of the current unpredictability of the revenue as discussed above, the Company has made certain reductions in operating expenses, including staffing through normal attrition. However, the Company will maintain product development at current levels and take appropriate actions to maintain the sales and marketing organization. The number of personnel has decreased from 148 at the end of 1998 to 125 as of December 31, 1999 through normal attrition.

REVENUE

     Licenses and products revenue include the sales of Asset Insight, AM:PM and related products, and the traditional mainframe products of Arbiter and gateways, including product upgrades and add-ons. Licenses and products revenue decreased 24% in 1999 to $11.0 million from $14.4 million in 1998 and increased 81%
in 1998 to $14.4 million from $8.0 million in 1997. Asset Insight licenses and products revenue contributed $9.5 million, or 86% of total licenses and products revenue in 1999, $11.3 million, or 78% in 1998, and $3.8 million, or 47% in 1997. The overall decrease in 1999 was the result primarily of a decrease in Asset Insight product sales for the reasons stated above. Revenue from AM:PM and traditional mainframe products dropped to $1.5 million in 1999 from $3.1 million in 1998 and $4.2 million in 1997. In 1999 and 1998, the Company focused most of its resources toward the Asset Insight product line, and as such, the Company anticipates the trend of reduced AM:PM and traditional mainframe product revenues to continue. The Company is no longer actively marketing or selling the AM:PM and traditional mainframe product lines.

     Services revenue includes software and hardware maintenance contracts, expert Asset Insight services, and training and support services not otherwise covered under maintenance agreements. Services revenue increased 23% to $7.7 million in 1999 from $6.3 million in 1998, which followed an increase of 3% from $6.1 million in 1997. The increase is due principally to an increase in Asset Insight consulting services and maintenance revenues. This increase reflects the demand for implementation assistance from customers. In late 1998, in order to augment the services provided by Asset Insight channel partners, the Company launched its Product Services Group, which offers a variety of expert services to adapt Asset Insight to each customer's unique enterprise and business requirements. As such, Product Services Group revenue increased to $1.6 million in 1999 from $0.6 million in 1998. Annual maintenance contract revenue from the sale of the Asset Insight product line increased to $2.6 million in 1999 from $0.8 million in 1998 and $0.2 million in 1997. The overall increase in services revenue in 1999 and 1998 was offset by a decrease of $1.4 million and $1.0 million in AM:PM and Arbiter services revenue and maintenance renewals in 1999 and 1998, respectively. As the Company continues to focus its business on the asset tracking market and away from automated software distribution and the traditional mainframe product lines, it expects this trend to continue.

     International revenue (including maintenance contracts) represented approximately 5%, 12% and 14% of the Company's total revenue in 1999, 1998 and 1997, respectively. The overall decrease in international revenue in 1999 and 1998 reflects the continuing decline in AM:PM and Arbiter maintenance contract renewals. As the Company continues to focus its business on the asset tracking market and away from automated software distribution and the traditional mainframe product lines, it expects this trend of declining AM:PM and Arbiter maintenance contract renewals to continue. The Company's growth and profitability will require an expansion of our international operations, particularly in Europe. Accordingly, the Company intends to expand its current international operations and enter additional international markets. Such expansion will require management attention and financial resources. The Company has only limited experience in developing local-language versions of its products and marketing and distributing its products internationally. The Company may not be able to successfully translate, market, sell and deliver its products internationally. During 1999, the Company has taken the initial steps to establish a direct sales presence in the United Kingdom, Germany, and the Netherlands. If the Company is unable to expand its international operations successfully and in a timely manner, its business, operating results, and financial condition could be adversely affected. To date, the majority of international revenue has been denominated in United States currency; therefore, the Company has not experienced any significant currency fluctuations or any other material adverse effects associated with doing business overseas. If the Company's international revenues grow as anticipated, the Company will be exposed to risks inherent with international revenue. Some of the risk factors include the impact of longer payment cycles, greater difficulty in accounts receivable collection, and unexpected changes in regulatory requirements and tariffs. If future international sales are denominated in local currency, there is an additional risk associated with fluctuating exchange rates.

COST OF REVENUE

     Cost of licenses and products includes costs related to the distribution of licensed software and hardware products and the amortization of capitalized software development costs. A significant component of cost of licenses and products is attributable to the amortization of deferred development costs, which is generally fixed in nature. In addition, as previously discussed above, the Company recognized accelerated amortization of deferred development costs for non-strategic product offerings in 1999. Therefore, as a result of the reason stated above and lower revenue in 1999, cost of licenses and products as a percentage of licenses and products revenue increased to 27% from 17% in 1998 after decreasing from 21% in 1997. In absolute dollars, cost of licenses and products increased 21% in 1999 to $2.9 million from $2.4 million in 1998 after increasing 42% from $1.7 million in 1997. Amortization of software development costs for 1999, 1998 and 1997 was $2.2 million, $1.9 million and $1.5 million, respectively. Amortization of software development cost for 1999 includes $410,000 related to accelerated amortization periods due to reduced expected useful lives of certain capitalized software costs recorded prior to 1999. Cost of licenses and products in 1999 and 1998 reflects the purchase and bundling of a third party software product ($500,000 in 1999 and $200,000 in 1998), that integrates with Asset Insight.

     Cost of services reflects the cost of the direct labor force, including the associated personnel, travel, and subsistence, and occupancy costs incurred in connection with providing consulting and maintenance services. The overall increase in cost of services is primarily a result of higher consulting services costs associated with increased Asset Insight product services revenue. The Company utilizes consultants trained in the deployment of Asset Insight who are either employees of the Company or employees of the Company's selected subcontractors. The consultants who are subcontractors of the Company generally cost significantly more than the consultants employed by the Company. While the growth in the absolute cost reflects the growth in Asset Insight product services revenue, the Company's gross profit can fluctuate based upon the mix of use of consultants who are subcontractors versus consultants employed by the Company. Cost of services as a percentage of services revenue in 1999 decreased to 29% from 31% in 1998 after increasing from 29% in 1997. Cost of services in 1999 increased 14% to $2.2 million from $1.9 million in 1998 following an increase of 9% from $1.8 million in 1997 for the reasons stated above.

SALES AND MARKETING

     Sales and marketing expenses consist principally of salaries, commissions and benefits for sales, marketing, and channel support personnel, and the costs associated with product promotions and related travel. Sales and marketing expenses decreased 8% to $7.6 million in 1999 from $8.2 million in 1998 after an increase of 25% from $6.6 million in 1997. As a percentage of revenue, sales and marketing expenses were 40%, 40% and 47% in 1999, 1998, and 1997, respectively. The reduction in spending in 1999 is attributable to lower sales commissions paid resulting from the decline in sales revenue and the corresponding reduction in sales related travel. The increase in absolute dollars in 1998 was primarily due to the Company's continued investment in staffing, principally salaries and related commissions, marketing and increased travel costs to promote market awareness and revenue growth of the Asset Insight products. In addition, competition for highly skilled sales and marketing personnel is increasingly intense. Accordingly, the Company has experienced increased market pressure related to hiring and retaining qualified personnel, resulting in increased staffing costs. Furthermore, the Company expects this trend of increased market pressure and rising compensation costs to continue.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses consist principally of salaries and benefit costs for administrative personnel, general operating costs, legal, accounting and other professional services. General and administrative expenses decreased 32% in 1999 to $2.3 million from $3.4 million in 1998 after decreasing 18% from $4.2 million in 1997. As a percentage of total revenue, general and administrative expenses further decreased to 13% in 1999 from 16% in 1998 after decreasing from 30% in 1997. General and administrative expenses in 1997 include a charge for $949,000 resulting from claims by a customer which called into question the collectibility of a receivable that was outstanding at December 31, 1997. In May 1999, the Company and the customer reached an amicable resolution to the dispute that resulted in the recovery of $925,000 of the outstanding receivable, which is reflected in the 1999 statement of operations as a reduction to general and administrative expenses. Excluding this recovery, general and administrative expenses decreased 4% in 1999 when compared to 1998, primarily as a result of decreased personnel costs and travel expense.

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

     Gross expenditures for research and development increased 7% in 1999 to $5.7 million from $5.3 million in 1998 after increasing 7% from $5.0 million in 1997. Gross research and development costs increased as a percentage of revenue to 30% in 1999 from 26% in 1998 after decreasing from 35% in 1997. The increase in absolute dollars is due to personnel cost increases. The Company has experienced increased market pressure related to hiring and retaining qualified personnel, which has also resulted in increased staffing costs. The Company expects this trend of increased market pressure relating to hiring and retaining personnel to continue.

     Net research and development expenses increased to $4.0 million in 1999 from $3.3 million and $3.2 million in 1997. Deferred development costs were $1.7 million, $2.0 million, and $1.8 million in 1999, 1998, and 1997, respectively. As a percentage of gross research and development expenditures, deferred development costs were 30%, 37%, and 36% in 1999, 1998, and 1997, respectively. As a result of rapid technological change in the industry, our position in existing markets can be eroded rapidly by product advances. The life cycles of our products are difficult to estimate. Our growth and future financial performance depend in part upon our ability to improve existing products and develop and introduce new products that keep pace with technological advances, meet changing customer needs, and respond to competitive products. As such, the Company will continue to commit substantial resources to research and development efforts in the future.

PROVISION FOR INCOME TAXES

     In 1999, the Company received an income tax benefit of $19,000 and in 1998, the Company incurred an income tax expense of $20,000 as a result of the impact of the alternative minimum tax. The Company had no income tax expense in 1997 due to that year's loss. At December 31, 1999, the Company has net operating loss carryforwards of approximately $30.4 million, which are available to offset future federal taxable income and expire in various amounts from 2000 through 2019.

NET EARNINGS (LOSS)

     The Company recorded a net loss of $444,000, or $0.03 per share, in 1999 compared to a net earnings of $1.1 million, or $0.06 per share (diluted), in 1998, and a net loss of $3.5 million, or $0.22 per share, in 1997. The 1999 net loss is the result primarily of the revenue decline, as noted above, mitigated in part by cost control measures employed by the Company. The 1998 earnings reflect the first full year of Asset Insight sales with a significant distribution channel. The 47% revenue growth in 1998 was offset by an increase in operating expenses that are the result of the Company's substantial expenditures for research and development, the sales and marketing campaign, increased staffing, and infrastructure growth and development in order to support the Asset Insight product rollout.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

     The Company does not expect the adoption of other recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations through borrowings and cash generated from operations. To fund the Company's growth plan, the Company has arranged a $6.0 million unsecured revolving line of credit with Safeguard. Terms of the line of credit require monthly interest payments at the prime rate plus 1%. Principal is due thirteen months after date of demand by Safeguard or earlier in the case of a sale of substantially all of the assets of the Company, a business combination or upon the closing of a sale of a debt or equity offering. As of March 24, 2000, borrowings under the line of credit with Safeguard were $500,000.

     In 1997, the Company entered into a sale-leaseback agreement. Under the arrangement, the Company has received, at varying times through December 31, 1999, $1.3 million for computer equipment and furniture that had a net book value of $1.1 million. The leaseback has been accounted for as an operating lease. The aggregate minimum monthly rental payment under these transactions is approximately $31,400. The gains recognized in these transactions have been deferred and are being amortized to income in proportion to rental expense over the term of the lease.

     Net cash provided by operating activities consisted primarily of non-cash expenses offset by the net change in working capital items. The increase in net cash provided by operating activities in 1999 was primarily due to a lower accounts receivable balance at December 31, 1999 offset by a decrease in other working capital items when compared to 1998. The lower accounts receivable balance is primarily attributable to improved collection efforts and lower revenue in 1999. As noted above, the Company and a customer reached an amicable resolution to a dispute that resulted in the recovery of $925,000 of an outstanding receivable, previously fully reserved, which is reflected in the statement of cash flows as an increase in cash provided by accounts receivable and a reduction to the reserve for uncollectible accounts.

     Net cash used in investing activities for 1999 consisted primarily of the investment associated with the Company's ongoing commitment to developing enhancements and improvements of the Asset Insight products and the purchase of computer equipment to support the anticipated growth of the business, offset by the proceeds received under the sale-leaseback agreement described above. The reduction in net cash used in investing activities from 1998 to 1999 was primarily due to the repayment on notes receivable due from an officer. During 1999 and 1998, the Company had non-recourse, non-interest bearing loans due from certain officers of the Company totaling $1.3 million. In December 1999, outstanding loans in the amount of $788,000 were repaid in full. The total remaining loans outstanding of $497,000 at December 31, 1999 were repaid in full on January 10, 2000 through the surrender of 51,501 shares of common stock of the Company based on the current market price of the Company's common stock as reflected by that day's average high and low prices.

     Net cash used in financing activities in 1999 consisted primarily of repayments on borrowings under the Safeguard line of credit used to fund the Company's operations.

     As stated above, Safeguard has agreed to assist in funding the Company's projected cash requirements by providing a $6.0 million line of credit, of which $5.5 million is available for future borrowings as of March 24, 2000. The facility is available for general corporate purposes. The Company believes that its current cash, cash flow from operations, and amounts available under the credit facility will be sufficient to meet its working capital requirements for at least the next 12 months. Although operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, the Company anticipates that its operating and investing activities may use cash. Consequently, any such future growth may require the Company to obtain additional equity or debt financing. However, the Company has no present understanding, commitment, or agreement with respect to any such transaction. Accordingly, there can be no assurance that the Company will have access to adequate debt or equity financing or that, if available, it will be under terms and conditions satisfactory to the Company or which may not be dilutive.

YEAR 2000 DISCLOSURE

     The Company has assessed its computer systems for year 2000 readiness, and replaced all systems and software it found to be not compliant. These replacements were generally part of a regular upgrade program. In addition, the Company has tested all of its systems and software and has obtained verifications from its vendors that the systems they supplied are year 2000 ready. The Company has not incurred any material extraordinary expense in connection with its year 2000 program. The Company believes that any year 2000 problem is unlikely to arise in the future, and that if any problem does arise, it will be able to fix the problem quickly and without material expenses.

     To date, the Company has not experienced any disruptions of operations due to year 2000 problems, nor has it received notice from any of its customers about problems resulting from non-year 2000 compliant software.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates. Such changes in interest rates impact interest cost on the Company's interest rate sensitive liabilities. Interest rate sensitive liabilities are assumed to be those for which the stated interest rate is not contractually fixed for the next 12-month period. Thus, liabilities which have a market-based index, such as the prime rate, are rate sensitive. As of December 31, 1999, the only interest rate sensitive liability of the Company is its $6.0 million unsecured revolving line of credit with Safeguard. Assuming a hypothetical, immediate 100 basis point increase in the interest rate, the Company's interest expense over the following 12-month period would be increased by approximately $34,000. The hypothetical model assumes that the balance of interest rate sensitive liabilities at fiscal year-end will remain constant over the next 12-month period. Thus, this model represents a static analysis, which cannot adequately portray how the Company would respond to significant changes in market conditions. Furthermore, the analysis does not necessarily reflect the Company's expectations regarding the movement of interest rates in the near term, including the likelihood of an immediate 100 basis point change in the interest rates nor the actual effect on interest cost if such a rate change were to occur. The Company has not historically used financial instruments to hedge interest rate exposure, does not use financial instruments for trading purposes, and is not a party to any leveraged derivatives.

     The majority of international revenue has been denominated in United States currency; therefore, the Company has not experienced any significant currency fluctuations. If the Company's international revenues grow as anticipated, the Company will be exposed to risks inherent with fluctuations in currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and schedule filed with this report appear on pages F-2 through F-17, and are listed on page F-1.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III




ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     Executive officers and directors of the Company, their ages and their positions for the last five years are as follows:

                                                                                        EXECUTIVE OFFICER
            NAME                    AGE                      POSITION                   OR DIRECTOR SINCE
            ----                    ---                      --------                   -----------------
Norman L. Phelps                     62        President, Chief Executive Officer             2000
                                               and Director

John N. Nelli                        42        Senior Vice President and Chief                1997
                                               Financial Officer

Steven F. Kuekes                     41        Senior Vice President, Chief                   1993
                                               Technology Officer and Director

Scott L. Jaffe                       35        Senior Vice President, Worldwide               2000
                                               Sales and Sales Operations

John F. Owens                        59        Chairman of the Board                          1992

Michael H. Forster                   57        Director                                       1997

James A. Ounsworth                   57        Director                                       1999

Carl G. Sempier                      68        Director                                       1992

Carl Wilson                          53        Director                                       1995


     Norman L. Phelps has served as President, Chief Executive Officer, and a director of the Company since December 31, 1999. Prior to joining the Company, Mr. Phelps held the position of Chief Information Officer at Blue Cross & Blue Shield of North Carolina, a health insurance company, from June 1995 to September 1999. Prior to that, he was Chief Executive Officer of National Liberty Corp., a personal insurance company. Previously, Mr. Phelps had served as Executive Vice President of Colonial Penn Group, an insurance holding company. At that time he also served as President of the Colonial Penn Group Information Systems Data Corporation.

     John N. Nelli joined the Company as Senior Vice President and Chief Financial Officer in February 1997. Before joining the Company, Mr. Nelli held various positions at Konover Property Trust, Inc. (formerly FAC Realty, Inc.), a publicly traded real estate investment trust, from February 1995 to January 1997, including Chief Financial Officer, Senior Vice President - Finance, Chief Accounting Officer, and Treasurer. Mr. Nelli is a certified public accountant.

     Steven F. Kuekes has served as the Company's Senior Vice President, Chief Technology Officer, and as a director since October 1993.

     Scott L. Jaffe joined the Company as Vice President of Sales Operations in August 1998 and was promoted to his current position in January 2000. Prior to joining the Company, Mr. Jaffe, was employed by Sybase Inc., a database management solutions company, from April 1994 to August 1998 in various senior management sales positions. Most recently, Mr. Jaffe was Vice President of North American Sales Business Unit.

     John F. Owens was appointed Chairman of the Board in December 1999. Mr. Owens is president of Solo Systems, Inc., a management consulting firm, and President of Implementation Conversion Services, Inc., a systems software services company.

     Michael H. Forster is a partner of Internet Capital Group, an Internet operating company actively engaged in business-to-business e-commerce through a network of partner companies. From April 1994 to 1998, Mr. Forster was Senior Vice President of worldwide field operations for Sybase, Inc., a database management solutions company.

     James A. Ounsworth has served as a Senior Vice President of Safeguard Scientifics, inc., a company which incubates and operates developing technology companies in the Internet infrastructure market, a position he has held since November 1995. He served as Vice President, Secretary and General Counsel of Safeguard from December 1991 to November 1995.

     Carl G. Sempier is a business consultant.

     Carl Wilson is an Executive Vice President and Chief Information Officer, Marriott International, an international hospitality company. Mr. Wilson served as vice president-information resources of Georgia-Pacific Corporation, a diversified forest products company, from December 1992 to March 1997.



SECTION 16(A)  BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities and Exchange Commission requires the Company disclose late filings of reports of stock ownership by its directors and executive officers. To the best of our knowledge, there were no late filings during 1999.

ITEM 11. EXECUTIVE COMPENSATION


     The following table provides summary information concerning the compensation earned by our chief executive officer and other executive officers employed by us during the fiscal year ended December 31, 1999.

                            ANNUAL COMPENSATION TABLE


                                                       ANNUAL COMPENSATION                    LONG-TERM
                                 -------- ----------------------------------------------    COMPENSATION
                                                                                               AWARDS
                                                                                          ---------------
                                                                        OTHER ANNUAL         SECURITIES
                                                                        COMPENSATION         UNDERLYING        ALL OTHER
  NAME AND PRINCIPAL POSITION     YEAR     SALARY ($)    BONUS ($)         ($)(3)         OPTIONS/SARS (#)  COMPENSATION ($)(4)
  ---------------------------     ----     ----------    ---------         ------         ---------------   ------------------
Norman L. Phelps                    1999        --           --              --                100,000             --
President and Chief Executive
Officer(1)

W. Christopher Jesse                1999  $   225,000   $   30,000           --                  --           $   261,181
Former President and Chief          1998      202,083       99,520           --                  --                53,725
Executive Officer (2)               1997      196,254       95,565           --                  --                45,685

John N. Nelli                       1999  $   160,000   $   21,333           --                  --           $       405
Senior Vice President and           1998      127,917       31,444           --                50,000                 332
Chief Financial Officer             1997      114,681       13,598           --                50,000                 374

Steven F. Kuekes                    1999  $   150,000   $   17,500           --                  --           $    19,543
Senior Vice President and           1998      136,250       37,579           --                  --                19,491
Chief Technology Officer            1997      132,501       37,838           --                  --                19,076

Nancy M. Dunn                       1999  $   120,000   $    8,000           --                  --           $    20,516
Senior Vice President, Legal        1998      120,000       37,769           --                  --                20,386
and Human Resources                 1997      113,834       65,774           --                  --                16,598



NOTES TO ANNUAL COMPENSATION TABLE:

(1)  Mr. Phelps joined the Company as an executive officer on December 31, 1999.

(2) Mr. Jesse resigned as President and CEO of Tangram and as a member of the board effective January 3, 2000.

(3) Personal benefits do not exceed $50,000 or 10% of the total annual salary and bonus for any executive.

(4)  For 1999, all other compensation includes the following:

                                                         IMPUTED INTEREST
                                     OTHER               ON INTEREST-FREE,           LIFE INSURANCE
     NAME                        COMPENSATION            NON-INTEREST LOANS           PREMIUMS PAID
     ----                        ------------            ------------------           -------------
     W. Christopher Jesse         $ 225,000**                $34,494                      $1,687
     Steven F. Kuekes                                         18,713                         821
     John N. Nelli                                                 0                         405
     Nancy M. Dunn                                            17,027                       3,489

 ** Represents obligation due under Mr. Jesse's severance and non-competition agreement.

     The following table relates to options to acquire Tangram common stock, unless otherwise noted in the footnotes.

           STOCK OPTION GRANTS DURING THE YEAR ENDED DECEMBER 31, 1999

                                                                                              POTENTIAL REALIZABLE
                                                                                            VALUE AT ASSUMED ANNUAL
                                                                                              RATES OF STOCK PRICE
                                                                                                  APPRECIATION
                                        INDIVIDUAL GRANTS                                      FOR OPTION TERM(1)
                             ------------------------------------------------------------   -----------------------
                             NUMBER OF        % OF TOTAL
                             SECURITIES        OPTIONS/
                             UNDERLYING          SARS
                              OPTIONS/        GRANTED TO      EXERCISE OR
                                SARS         EMPLOYEES IN      BASE PRICE     EXPIRATION        5%            10%
          NAME              GRANTED (#)      FISCAL YEAR       ($/SH)(3)         DATE           ($)           ($)
          ----              -----------      -----------       ---------         ----           ---           ---
Norman L. Phelps             100,000(2)          29.2%            $7.88        12/31/09     $1,282,755    $2,042,572
W. christopher Jesse             --                --              --             --            --            --
Steven F. Kuekes                 --                --              --             --            --            --
John N. Nelli                    --                --              --             --            --            --
Nancy M. Dunn                    --                --              --             --            --            --

(1) These values assume that the shares appreciate at the compounded annual rate shown from the grant date until the end of the option term. These values are not estimates of future stock price growth of Tangram. Executives will not benefit unless the common stock price increases above the stock option exercise price.

(2) Mr. Phelps' options are to acquire common stock and have a term of 10 years. The first 25% of the options will vest pro ratably in 12 monthly installments through the first anniversary of the date of grant and 25% will vest on the second, third and fourth anniversaries of the date of grant. Options continue to vest and remain exercisable so long as the Mr. Phelps is employed by Tangram. The option exercise price may be paid in cash, by delivery of previously acquired shares (under certain conditions), or same-day sales (that is, cashless exercises). The compensation committee has the authority to modify the terms of outstanding options, including acceleration of the exercise date.

(3) All options have an exercise price equal to the fair market value of the shares subject to each option on the grant date.

     The following table set forth information about option exercises by each of the officers named in the annual compensation table.


                          YEAR-END STOCK OPTION VALUES
                                DECEMBER 31, 1999
                                                                NUMBER OF SECURITIES
                                                               UNDERLYING UNEXERCISED          VALUE OF UNEXERCISED
                                SHARES                              OPTIONS/SARS            IN-THE-MONEY OPTIONS/SARS
                             ACQUIRED ON        VALUE          AT FISCAL YEAR-END (#)       AT FISCAL YEAR-END ($)(1)
           NAME              EXERCISE (#)     REALIZED($)     EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
           ----              ------------     -----------     -------------------------   ----------------------------
Norman L. Phelps                  --             --                --            100,000  $     --      $       --
W. Christopher Jesse              --             --              575,000          --         3,665,625          --
Steven F. Kuekes                  --             --              360,000          --         2,295,000          --
John N. Nelli                     --             --               37,500          62,500        93,750       121,875
Nancy M. Dunn                     --             --               90,000          --           573,750          --


(1) Value is calculated using the difference between the option exercise price and the year-end stock price, multiplied by the number of shares subject to an option. The year-end stock price used was $7.88 for each share.

COMPENSATION OF DIRECTORS

     Employee directors receive no additional compensation other than their normal salary for serving on the board or its committees. Directors who are not employees of the Company or Safeguard receive:

          o $1,000 for each board meeting attended,

          o $500 for each committee meeting attended,

          o $500 for each telephonic meeting attended, and

          o reimbursement of out-of-pocket expenses.

     Directors who are not employees of the Company or Safeguard receive:

          o a stock option to purchase 10,000 shares of common stock upon initial election to the board, and

          o service grants to purchase 2,000 shares of common stock every two years after election to the board.

     Directors' initial options have a ten-year term and vest 25% each year starting on the first anniversary of the grant date. Service grants have a ten-year term and vest 50% each year starting on the anniversary of the grant date. The exercise price is equal to the fair market value of Tangram common stock on the date of grant. The maximum number of shares subject to option grants for any individual director is 20,000.

     In November 1999, Messrs. Forster and Wilson each received a grant to purchase 2,000 shares at an exercise price of $1.13 and $1.63 per share, respectively.

EMPLOYMENT CONTRACTS; TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

     In October 1993, Tangram entered into severance and non-competition agreements with Messrs. Jesse and Kuekes and Ms. Dunn that provide for continued health and dental benefits for up to one year and severance payments equal to one year of their respective base salaries upon termination of employment for any reason other than cause or voluntary termination. Tangram may, at its discretion, provide these benefits upon termination for cause or voluntary termination. Each officer has agreed to refrain from competing with

Tangram for one year after termination during which time severance payments and health benefits would continue to be paid by Tangram.

     On January 3, 2000, Mr. Jesse voluntarily resigned and the board exercised its option to grant the benefits provided under the severance and non-competition agreement with Mr. Jesse.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee currently consists of Mr. Wilson, Mr. Forster and Mr. Ounsworth. Mr. Owens and Mr. Sempier served with Mr. Wilson as members of the Compensation Committee from January 1, 1999 through May 19, 1999. Mr. Charles A. Root served as a member of the Compensation Committee from May 19, 1999 through December 31, 1999. Mr. Root served as Chairman and as a member of the board until his resignation, which was effective December 31, 1999.

     No executive officer of the Company served as a member of the Compensation Committee (or other board committee performing similar functions or, in the absence of any such committee, the entire board of directors) of another corporation, one of whose executive officers served on the Compensation Committee. No executive officer of the Company served as a director of another corporation, one of whose executive officers served on the Compensation Committee. No executive officer of the Company served as a member of the Compensation Committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another corporation, one of whose executive officers served as a director of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth certain information regarding beneficial ownership of our common stock as of March 24, 2000 by:

          o each person (or group of affiliated persons) who is known by us to own more than five percent of the outstanding shares of our common stock;

          o each of our directors and our executive officers named in the summary compensation table; and

          o all of our executive officers and directors as a group.

     Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise noted, we believe that all persons named in the table have sole voting and sole investment power with respect to all shares beneficially owned by them. All figures include shares of the Company's common stock issuable upon exercise of options exercisable within 60 days of March 24, 2000. These options are deemed to be outstanding and to be beneficially owned by the person holding them for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

          STOCK OWNERSHIP OF DIRECTORS, EXECUTIVE OFFICERS AND GREATER
                    THAN 5% SHAREHOLDERS AS OF MARCH 24, 2000

                                                                                             SHARES BENEFICIALLY
                                              SHARES BENEFICIALLY   OPTIONS EXERCISABLE         OWNED ASSUMING         PERCENT OF
                  NAME                               OWNED           WITHIN 60 DAYS(1)        EXERCISE OF OPTIONS        SHARES
                  ----                               -----           --------------           -------------------        ------

Safeguard Scientifics, Inc. (2)                   10,816,604                     0               10,816,604                67.1%
  800 The Safeguard building
  435 Devon Park Drive
  Wayne, PA 19087
Norman L. Phelps                                           0                10,417                   10,417                    *
W. Christopher Jesse (3)                              41,746               575,000                  616,746                 3.7%
Michael H. Forster                                         0                 5,000                    5,000                    *
Steven F. Kuekes                                     940,727               360,000                1,300,727                 7.9%
John F. Owens                                              0                15,000                   15,000                    *
James A. Ounsworth                                         0                     0                        0                    *
Charles A. Root (4)                                  145,000                     0                  145,000                    *
Carl G. Sempier                                            0                15,000                   15,000                    *
Carl Wilson                                                0                12,000                   12,000                    *
Nancy M. Dunn                                         13,922                90,000                  103,922                    *
John N. Nelli                                              0                62,500                   62,500                    *
Executive officers and directors as a
group (11 persons)                                 1,141,395             1,144,917                2,286,312                   13.2%

*     Less than 1% of Tangram's outstanding shares of common stock

(1) Except as otherwise disclosed, each individual has the sole power to vote and to dispose of the shares (other than shares held jointly with spouse).

(2) Safeguard Scientifics, Inc. includes shares held by Safeguard Scientifics (Delaware), Inc., a wholly-owned subsidiary of Safeguard Scientifics, Inc. All of the shares beneficially owned by Safeguard have been pledged by Safeguard as collateral under its line of credit.

(3) Mr. Jesse resigned as President and CEO of Tangram and as a member of the board effective January 3, 2000.

(4) Mr. Root resigned as Chairman and as a member of the board effective December 31, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     Safeguard provides Tangram an unsecured revolving line of credit of up to $6,000,000. The loan is evidenced by a promissory note which bears interest at an annual rate of the prime rate plus 1%. The principal amount is due and payable thirteen months after the date of demand by Safeguard or earlier in the case of a sale of substantially all the assets of Tangram, a business combination or upon the closing of a debt or equity offering. Interest is payable monthly. At December 31, 1999, the principal balance outstanding under the loan that Tangram borrowed was $1,623,000. Tangram paid interest costs totaling $253,000, $360,000 and $186,000 in 1999, 1998 and 1997, respectively.

     During 1999, Tangram had non-recourse, non-interest bearing loans outstanding to each of Mr. Jesse, Mr. Kuekes and Ms. Dunn, for a total amount of $1,284,000. These loans were secured by shares of the Company's common stock owned by the officers and matured at various dates through April 15, 2000 or termination of employment, whichever occurred first. In December 1999, Mr. Jesse repaid in full his outstanding loans in the amount of $787,500. Payment was made from the proceeds of Mr. Jesse's sale of 367,866 shares of Tangram common stock to Safeguard at $2.14 per share. On January 10, 2000, Mr. Kuekes and Ms. Dunn retired their respective loans outstanding of $250,000 and $246,500 by surrendering to Tangram 51,501 shares of common stock of Tangram. The number of shares surrendered was determined based on the current market price of Tangram's common stock as reflected by the average of the high and low prices for the day.

     Tangram pays Safeguard an administrative support services fee equal to 1/4 of 1% of net sales, up to a maximum of $200,000 annually, including reimbursement of certain out-of-pocket expenses incurred by Safeguard. The administrative support services include consultation regarding Tangram's general management, investor relations, financial management, certain legal services, insurance programs administration, and tax research and planning, but does not cover extraordinary services or services that are contracted out. The agreement is subject to termination by Tangram or Safeguard upon notice 90 days' prior to the end of any fiscal year. During the years ended December 31, 1999, 1998 and 1997, Tangram paid administrative services fees to Safeguard totaling approximately $183,000, $267,000 and $254,000, respectively.

     Tangram employs an indirect sales force that works closely with its major resellers and partners to manage the development of the indirect channel, distribution of its product and product implementation. CompuCom Systems, Inc. has been a reseller of the Asset Insight product since 1996. During the years ended December 31, 1999, 1998 and 1997, Tangram has recognized revenue of $882,100, $1,575,500 and $1,209,000, respectively from CompuCom Systems, Inc. associated with their purchase and resell of the product and related implementation services and annual maintenance contracts. As of December 31, 1999, CompuCom Systems, Inc. has an outstanding receivable with Tangram of $662,900. Safeguard is the majority shareholder of CompuCom Systems, Inc., holding approximately 60% of CompuCom's outstanding voting securities.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)       The following documents are filed as a part of this report:

     (1)  Financial Statements

          (i)     Report of Independent Auditors....................................................................F-2

          (ii)    Balance Sheets at December 31, 1999 and 1998......................................................F-3

          (iii)   Statements of Operations for the years ended
                  December 31, 1999, 1998 and 1997..................................................................F-4

          (iv)    Statements of Shareholders' Equity for the years ended
                  December 31, 1999, 1998 and 1997..................................................................F-5

          (v)     Statements of Cash Flows for the years ended
                  December 31, 1999, 1998 and 1997..................................................................F-6

          (vi)    Notes to Financial Statements........................................................F-7 through F-15

     (2)  Financial Statement Schedule


          (i)     Schedule II -Valuation and Qualifying Accounts for the years ended
                  December 31, 1999, 1998 and 1997.................................................................F-17


          All other schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes to the financial statements.

     (3)  Exhibits


          See Item 14(c) of this Report.

(b)       Reports on Form 8-K.

          No reports on Form 8-K have been filed by the Registrant during the quarter ended December 31, 1999.


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

          10.4             Second Amendment to Agreement of Lease, dated June 1, 1989, with
                           Morehall Associates Limited Partnership (2) (Exhibit 10j)

          10.5             Third Amendment to Agreement of Lease, dated October 12, 1992, with
                           Morehall Associates Limited Partnership (3) (Exhibit 10d)

          10.6             Fourth Amendment to Agreement of Lease, dated January 28, 1997, with
                           Morehall Associates Limited Partnership (6) (Exhibit 10.6)

          10.7             Fifth Amendment to Agreement of Lease, dated March 10, 1997, with
                           Morehall Associates Limited Partnership (6) (Exhibit 10.7)

          10.8*            Sixth Amendment to Agreement of Lease, dated October 29, 1999, with
                           Rouse and Associates Limited Partnership

          10.9             Administrative Services Agreement with Safeguard Scientifics, Inc., dated
                           December 15, 1985 (1) (Exhibit 10s)

          10.10            Second Amended Revolving Note dated September 11, 1997, between the
                           Company and Safeguard Scientifics, Inc. (8) (Exhibit 10.1)

          10.11**          Promissory Note dated August 19, 1994, and Pledge
                           Agreement dated July 22, 1994, between the Company and Chris Jesse (5) (Exhibit 10.12)

          10.12**          Promissory Note dated August 19, 1994, and Pledge
                           Agreement dated July 22, 1994, between the Company and Steve Kuekes (5) (Exhibit 10.13)



          EXHIBIT
          NUMBER           EXHIBIT DESCRIPTION

          10.13**          Promissory Note dated August 19, 1994, and Pledge
                           Agreement dated July 22, 1994, between the Company and Nancy Dunn (5) (Exhibit 10.14)

          10.14**          Promissory Note, Pledge Agreement and Agreement to Transfer or
                           Terminate dated January 31, 1995, between the Company and
                           Chris Jesse (5) (Exhibit 10.15)

          10.15**          Promissory Note  and Pledge Agreement dated January 31, 1995, between the Company and Steve Kuekes (5) (Exhibit 10.16)

          10.16**          Promissory Note, Pledge Agreement and Agreement to Transfer or
                           Terminate dated January 31, 1995, between the Company and Nancy
                           Dunn (5) (Exhibit 10.17)

          10.17**          Memorandum of Agreement Regarding Compensation and Benefits dated
                           June 3, 1994 among Safeguard Scientifics, Inc., the Company, Chris Jesse,
                           Steven Kuekes and Nancy Dunn (5) (Exhibit 10.18)

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

          10.21            Master Lease Agreement and Addendum No.1 dated July 23, 1997 between the Company and Triangle Technology Leasing (8) (Exhibit 10.2)

          10.22**          Promissory Note and Pledge Agreement dated April 15, 1997, between the Company and Chris Jesse (9) (Exhibit 10.21)

          10.23**          Promissory Note and Pledge Agreement dated April 15, 1997, between the Company and Nancy Dunn (9) (Exhibit 10.22)

          23.1*            Consent of Ernst & Young LLP

          27.1*            Financial Data Schedule for the year ended December 31, 1999

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

           (3) Filed as an exhibit to the Company's Annual Report on Form 10-K for fiscal year year ended December 31, 1992, and incorporated herein by reference.

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

           (9) Filed as an exhibit to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1998, and incorporated herein by reference.


(d)       See Item 14(a) of this Report

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TANGRAM ENTERPRISE SOLUTIONS, INC.


Dated:  March 27, 2000                  By: /s/ Norman L. Phelps
                                            ---------------------
                                        Norman L. Phelps,
                                        President, Chief Executive Officer and
                                        Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Dated:  March 27, 2000                 /s/ Norman L. Phelps
                                       ---------------------
                                       Norman L. Phelps,
                                       President, Chief Executive Officer and
                                       Director
                                       (Principal Executive Officer)

Dated:  March 27, 2000                 /s/ John N. Nelli
                                       -----------------
                                       John N. Nelli,
                                       Senior Vice President and
                                       Chief Financial Officer
                                       (Principal Financial and Accounting Officer)


Dated:  March 27, 2000                 /s/ John F. Owens
                                       -----------------
                                       John F. Owens,
                                       Chairman of the Board of Directors

Dated:  March 27, 2000                 /s/ Steven F. Kuekes
                                       --------------------
                                       Steven F. Kuekes,
                                       Senior Vice President, Chief Technology
                                       Officer and Director

Dated:  March 27, 2000                 /s/ Michael H. Forster
                                       ----------------------
                                       Michael H. Forster,
                                       Director

Dated:  March 27, 2000                 /s/James A. Ounsworth
                                       ---------------------
                                       James A. Ounsworth,
                                       Director

Dated:  March 27, 2000                 /s/ Carl G. Sempier
                                       -------------------
                                       Carl G. Sempier,
                                       Director

Dated:  March 27, 2000                 /s/ Carl Wilson
                                       ---------------
                                       Carl Wilson,
                                       Director

                       TANGRAM ENTERPRISE SOLUTIONS, INC.

                          AUDITED FINANCIAL STATEMENTS
                      AND ADDITIONAL FINANCIAL INFORMATION

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


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

Additional Financial Information

Schedule II - Valuation and Qualifying Accounts.............................F-17

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
Tangram Enterprise Solutions, Inc.

We have audited the balance sheets of Tangram Enterprise Solutions, Inc. as of December 31, 1999 and 1998, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tangram Enterprise Solutions, Inc. as of December 31, 1999 and 1998, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                           /s/ Ernst & Young LLP

Raleigh, North Carolina
January 31, 2000

                       TANGRAM ENTERPRISE SOLUTIONS, INC.

                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                 DECEMBER 31
                                                                          1999                 1998
                                                                  ------------------------------------------
 ASSETS
 Current assets:
    Cash and cash equivalents                                           $     445            $     245
    Accounts receivable, net of allowance of $509 and
      $1,262 in 1999 and 1998                                               5,148                5,930
    Notes receivable - officers                                               496                  392
    Other                                                                     203                  262
                                                                  ------------------------------------------
  Total current assets                                                      6,292                6,829

 Property and equipment:
    Computer equipment and software                                           715                  709
    Office equipment and furniture                                            118                  102
    Leasehold improvements                                                     88                   88
                                                                  ------------------------------------------
                                                                              921                  899
    Less accumulated depreciation and amortization                           (670)                (518)
                                                                  ------------------------------------------
  Total property and equipment                                                251                  381

 Other assets:
    Notes receivable - officers, less current portion                          -                   892
    Deferred software costs, net                                            2,894                3,369
    Cost in excess of net assets of business acquired, net                  2,911                3,659
    Other                                                                      40                   40
                                                                  ------------------------------------------
  Total other assets                                                        5,845                7,960
                                                                  ------------------------------------------
  Total assets                                                          $  12,388            $  15,170
                                                                  ==========================================

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
    Accounts payable                                                    $     371            $     794
    Accrued expenses                                                        1,030                1,088
    Deferred revenue                                                        3,371                3,476
                                                                  ------------------------------------------
  Total current liabilities                                                 4,772                5,358

 Long-term debt - shareholder                                               1,623                3,576
 Other liabilities                                                            428                  472

 Shareholders' equity:
    Common stock, par value $0.01, authorized 48,000,000 shares,
      15,922,238 issued and outstanding in 1999 and 15,805,817
      issued and 15,781,124 outstanding in 1998                               159                  158
    Additional paid-in capital                                             44,622               44,522
    Accumulated deficit                                                   (39,216)             (38,772)
    Treasury stock, at cost, 24,693 shares in 1998                             -                  (144)
                                                                  ------------------------------------------
  Total shareholders' equity                                                5,565                5,764
                                                                  ------------------------------------------
  Total liabilities and shareholders' equity                            $  12,388            $  15,170
                                                                  ==========================================

SEE ACCOMPANYING NOTES.

                       TANGRAM ENTERPRISE SOLUTIONS, INC.

                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     YEAR ENDED DECEMBER 31
                                                         1999               1998               1997
                                                  ---------------------------------------------------------
Revenue:
   Licenses and products                             $    10,963         $    14,387       $     7,968
   Services                                                7,715               6,291             6,106
                                                  ---------------------------------------------------------
Total revenue                                             18,678              20,678            14,074

 Cost of revenue:
   Cost of licenses and products                           2,942               2,427             1,705
   Cost of services                                        2,204               1,934             1,778
                                                  ---------------------------------------------------------
Total cost of revenue                                      5,146               4,361             3,483
                                                  ---------------------------------------------------------

 Gross profit                                             13,532              16,317            10,591

Operating expenses:
   Sales and marketing                                     7,550               8,171             6,545
   General and administrative                              2,326               3,398             4,160
   Research and development                                3,965               3,340             3,192
                                                  ---------------------------------------------------------
Total operating expenses                                  13,841              14,909            13,897
                                                  ---------------------------------------------------------

(Loss) income from operations                               (309)              1,408            (3,306)

Other expense, net                                          (154)               (272)             (155)
                                                  ---------------------------------------------------------

(Loss) income before income taxes                           (463)              1,136            (3,461)
Income tax provision (benefit)                               (19)                 20                 -
                                                  ---------------------------------------------------------

Net (loss) income                                    $      (444)        $     1,116       $    (3,461)
                                                  =========================================================

(Loss) earnings per common share:
   Basic                                             $     (0.03)        $      0.07       $     (0.22)
                                                  =========================================================
   Diluted                                           $     (0.03)        $      0.06       $     (0.22)
                                                  =========================================================

Weighted average number of common shares outstanding:
   Basic                                                  15,799              15,747            15,631
                                                  =========================================================
   Diluted                                                15,799              17,265            15,631
                                                  =========================================================

SEE ACCOMPANYING NOTES.

                       TANGRAM ENTERPRISE SOLUTIONS, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY
                     (IN THOUSANDS, EXCEPT NUMBER OF SHARES)


                                     COMMON STOCK       ADDITIONAL                    TREASURY STOCK
                                  ----------------------  PAID-IN    ACCUMULATED   -----------------------  SHAREHOLDERS'
                                  SHARES      AMOUNT      CAPITAL      DEFICIT        SHARES      AMOUNT        EQUITY
                                -----------------------------------------------------------------------------------------
Balance at December 31, 1996    15,665,363       $157     $44,729     $(36,427)     (32,331)       $(202)     $8,257
   Exercise of stock options       102,384          1         (16)           -       32,331          202         187
   Acquisition of treasury
   stock                                 -          -           -            -      (86,018)        (500)       (500)
   Net loss                              -          -           -       (3,461)           -            -      (3,461)
                                -----------------------------------------------------------------------------------------

Balance at December 31, 1997    15,767,747        158      44,713      (39,888)     (86,018)        (500)      4,483
   Exercise of stock options        38,070          -        (191)           -       61,325          356         165
   Net income                            -          -           -        1,116            -            -       1,116
                                -----------------------------------------------------------------------------------------

Balance at December 31, 1998    15,805,817        158      44,522      (38,772)     (24,693)        (144)      5,764
   Exercise of stock options       116,421          1         100            -       24,693          144         245
   Net loss                              -          -           -         (444)           -            -        (444)
                                -----------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999    15,922,238       $159     $44,622     $(39,216)           -        $   -      $5,565
                                =========================================================================================

SEE ACCOMPANYING NOTES.

                       TANGRAM ENTERPRISE SOLUTIONS, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                      YEAR ENDED DECEMBER 31
                                                                              1999             1998             1997
                                                                         --------------------------------------------------
OPERATING ACTIVITIES
Net (loss)income                                                            $    (444)      $   1,116         $  (3,461)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
   Depreciation                                                                   183             216               286
   Amortization                                                                 2,945           2,656             2,248
   Reserve for doubtful accounts                                                 (550)            113             1,018
   Other                                                                          (65)              -               314
   Cash provided by changes in working capital items:
     Accounts receivable and other current assets                               1,391          (3,073)             (992)
     Accounts payable                                                            (423)            123                81
     Accrued expenses                                                             (58)           (359)              724
     Deferred revenue                                                            (105)            611               245
                                                                         --------------------------------------------------
   Net cash provided by operating activities                                    2,874           1,403               463

INVESTING ACTIVITIES
Deferred software costs                                                        (1,722)         (1,988)           (1,777)
Repayment (borrowing) on notes receivable-officers                                788               -              (500)
Expenditures for property and equipment                                          (137)           (483)             (953)
Sale-leaseback of equipment and furniture                                         105             373               826
Decrease (increase) in other assets                                                 -              (3)               36
                                                                         --------------------------------------------------
   Net cash used in investing activities                                         (966)         (2,101)           (2,368)

FINANCING ACTIVITIES
Net (repayments) borrowings on note payable to shareholder                     (1,953)            570             2,606
Proceeds from exercise of stock options                                           245             165               187
Repayment on notes payable                                                          -             (38)             (318)
Acquisition of treasury stock                                                       -               -              (500)
                                                                         --------------------------------------------------
   Net cash (used in) provided by financing activities                         (1,708)            697             1,975
                                                                         --------------------------------------------------

Net increase (decrease) in cash                                                   200              (1)               70
Cash and cash equivalents, beginning of year                                      245             246               176
                                                                         --------------------------------------------------
Cash and cash equivalents, end of year                                      $     445       $     245         $     246
                                                                         ==================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
   Cash paid during the year for interest                                   $     254       $     363         $     208
                                                                         ==================================================

SEE ACCOMPANYING NOTES.

                       TANGRAM ENTERPRISE SOLUTIONS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999



1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND DESCRIPTION OF BUSINESS

Tangram Enterprise Solutions, Inc (the "Company") provides enterprise wide solutions, including asset tracking and electronic software distribution for large heterogeneous computing environments, encompassing mainframe, UNIX-based mini and LAN server platforms. The Company's common stock trades on The Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the symbol TESI. The Company is a partner company of Safeguard Scientifics, Inc. ("Safeguard"). Safeguard incubates and operates developing technology companies in the Internet infrastructure market with a focus on three sectors: software, communications and eServices. Safeguard also participates in several private equity funds, which help to expand the Safeguard network to 250 Internet-related companies. Safeguard generally requires ownership interest in companies that allow it to have a significant influence over their direction and management over the long-term. Safeguard is the majority shareholder of the Company holding approximately 67% of the Company's outstanding common shares.

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

The Company derives revenue from software licenses, postcontract customer support (PCS), and consulting services. Licenses and products revenue include software license fees under perpetual and period licensing agreements and revenue from the sale of gateway and other products, which include both hardware and software. Postcontract customer support includes telephone support, bug fixes, and rights to upgrades on a when-and-if available basis. Consulting services consist primarily of implementation services performed on a time and material basis for the installation of the Company's software products, database trigger services which create a mechanism for importing data from a third party system into the Company's software products and on-site training services. Revenue from software license agreements and product sales are recognized upon delivery, provided that all of the following conditions are met: a non-cancelable license agreement has been signed; the software has been delivered;

                       TANGRAM ENTERPRISE SOLUTIONS, INC.

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

no significant production, modification or customization of the software is required; the vendor's fee is fixed or determinable; and collection of the resulting receivable is deemed probable. In software arrangements that include rights to software products, specified upgrades or gateways, PCS, and/or other services, the Company allocates the total arrangement fee among each deliverable based on vendor-specific objective evidence. Revenue from maintenance agreements are recognized ratably over the term of the maintenance period, generally one year. Consulting and training services, which are not considered essential to the functionality of the software products, are recognized as the respective services are performed.

COST OF REVENUE

Cost of licenses and products includes the cost related to the distribution of licensed software and hardware products and amortization of capitalized software development costs. Costs of services includes the cost of the direct labor force, including the associated personnel, travel and subsistence, and occupancy costs incurred in connection with providing consulting and maintenance services.

SALES AND CONCENTRATION OF CREDIT RISK

The Company operates in a single industry and is engaged in design and sale of a limited number of software products. No single customer accounted for more than 10% of total revenue in 1999 and 1998. During 1997 approximately 10% of sales were made to the Company's largest customer. Two of the Company's customers represented 20% and 12% of the accounts receivable balance at December 31, 1999 and one customer accounted for 14% at December 31, 1998.

International sales (including maintenance contracts) represented approximately 5%, 12%, and 14% of the Company's total revenue in fiscal years 1999, 1998, and 1997, respectively. To date, the majority of international revenue has been denominated in United States currency; therefore, the Company's results of operations have not been affected by currency fluctuation.

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

                       TANGRAM ENTERPRISE SOLUTIONS, INC.

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER SHARE

The basic earnings per common share calculations for the three years ended December 31, 1999, 1998 and 1997 are computed based on the weighted-average number of common shares outstanding during each period. Diluted earnings per common share reflect the potential dilution that would occur assuming the exercise of stock options. Basic and diluted earnings per share are the same in 1999 and 1997 because the effect of inclusion of the exercise of stock options would be to reduce the loss per common share. If the exercise of stock options were included, the weighted average number of common shares outstanding would have increased by 895,000 and 1,622,000 for the years ended December 31, 1999 and 1997, respectively.

ACCOUNTING FOR STOCK OPTIONS

The Company has adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" which gives companies the option to adopt the fair value method for expense recognition of employee stock options and other stock-based awards or to continue to account for such items using the intrinsic value method as outlined under Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" with pro forma disclosures of net income (loss) and net income (loss) per share as if the fair value method had been applied. The Company has elected to continue to apply APB 25 for stock options and other stock based awards and has disclosed pro forma net loss and net loss per share as if the fair value method had been applied.

2.  INTANGIBLE ASSETS

Intangible assets consist of the following at December 31, 1999 and 1998 (IN THOUSANDS):

                                            AMORTIZATION        ESTIMATED
                                               METHOD             LIVES           1999           1998
                                          ------------------ ---------------- -------------- -------------
Cost in excess of net assets of
   business acquired                      Straight-line        10-15 years      $   8,588      $   8,588
Software development costs                Straight-line            3 years          4,018          6,079
                                                                              -------------- -------------
                                                                                   12,606         14,667
Less accumulated amortization                                                      (6,801)        (7,639)
                                                                              -------------- -------------
Net intangible assets                                                           $   5,805      $   7,028
                                                                              ============== =============

The Company assesses the recoverability of the excess of cost over net assets of business acquired based on management's projections of future cash flow of the respective operation.

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

                       TANGRAM ENTERPRISE SOLUTIONS, INC.

2.  INTANGIBLE ASSETS (CONTINUED)

Amortization is provided on a product-by-product basis over the estimated economic life of the software, not to exceed three years, using the straight-line method. Amortization commences when a product is available for general release to customers. During 1999 and 1998, approximately $3,784,000 and $2,187,000, respectively, of fully amortized software development costs were removed from intangible assets and accumulated amortization.

Research and development costs are comprised of the following as of December 31 (IN THOUSANDS):

                                                                 1999           1998           1997
                                                             ------------- --------------- --------------
Research and development costs incurred                       $   5,687     $   5,328       $   4,969
Less - capitalized software development costs                    (1,722)       (1,988)         (1,777)
                                                             ------------- --------------- --------------
Research and development costs, net                           $   3,965     $   3,340       $   3,192
                                                             ============= =============== ==============

Included in cost of revenue is amortization of software development costs of $2,198,000, $1,908,000 and $1,510,000 in 1999, 1998 and 1997, respectively.
Amortization of software development cost for the year ended December 31, 1999 includes $410,000 related to accelerated amortization periods due to reduced expected useful lives of certain capitalized software costs recorded prior to 1999.

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

Total interest expense was $244,000, $377,000 and $256,000 for the years ended 1999, 1998 and 1997, respectively.

4.  LEASES

In July 1997, the Company entered into a sale-leaseback agreement. Under the arrangement, the Company has received, at varying times through December 31, 1999, $1.3 million for computer equipment and furniture that had a net book value of $1.1 million. The leaseback has been accounted for as an operating lease. The aggregate minimum monthly rental payment under these transactions is approximately $31,400. The gains recognized in these transactions have been deferred and are being amortized to income in proportion to rental expense over the term of the lease.

The Company leases its facilities and certain equipment under several non-cancelable operating lease agreements that expire at various times through 2004. Rental expense under these leases for the years ended December 31, 1999, 1998 and 1997 totaled approximately $1,477,000, $1,406,000 and $1,184,000, respectively.

                       TANGRAM ENTERPRISE SOLUTIONS, INC.

4.  LEASES (CONTINUED)

Future minimum lease payments under noncancelable operating leases at December 31, 1999 are as follows (IN THOUSANDS):

   2000                                               $     1,476
   2001                                                     1,379
   2002                                                     1,205
   2003                                                       996
   2004                                                       719
                                                      ---------------
                                                      $     5,775
                                                      ===============

5.  STOCK OPTIONS

The Company has granted incentive and non-qualified stock options to employees and directors, both under and outside of formal option plans. The Company has three outstanding stock option plans: the 1988 Stock Option Plan (the "1988 Plan"), the Stock Option Plan for Directors (the "Directors' Plan") and the 1997 Equity Compensation Plan (the "1997 Plan").

The Company may no longer grant options under the 1988 Plan or the Directors' Plan. Through December 31, 1999, the Company had options outstanding under these plans of 1,675,200 shares (1988 Plan), 188,000 shares (Director's Plan) and 753,900 shares (1997 Plan). Under the plans, the Board of Directors determines the option exercise price on a per-grant basis, but the price shall not be less than fair market value on the date of grant. Generally, outstanding options vest over periods not exceeding 4 years after the date of grant and expire 10 years after the date of grant. All options granted under the plans to date have been at prices which have been equal to fair market value at date of grant. At December 31, 1999, the Company has approximately 3,858,500 shares of common stock reserved for future issuance under the plans.

Option activity under the Company's plans are summarized below (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):

                                                1999                    1998                    1997
                                      ------------------------- ---------------------- ------------------------
                                                    WEIGHTED                WEIGHTED               WEIGHTED
                                                     AVERAGE                AVERAGE                 AVERAGE
                                                    EXERCISE                EXERCISE               EXERCISE
                                        SHARES        PRICE      SHARES      PRICE      SHARES       PRICE
                                      ------------ ------------ ---------- ----------- --------- --------------
Outstanding at beginning of year         2,549         $2.29       2,342       $2.27      2,219      $1.65
Options granted                            342          4.84         766        4.86        290       6.73
Options exercised                         (141)         1.76         (99)       1.66       (134)      1.39
Options canceled                          (133)         3.95        (460)       6.65        (33)      6.55
                                      ------------ ------------ ---------- ----------- --------- --------------
Outstanding at end of year               2,617         $2.54       2,549       $2.29      2,342      $2.27
                                      ============ ============ ========== =========== ========= ==============

Options exercisable at year-end          1,933                     1,807                  1,652
Shares available for future grant        1,242                     1,444                  1,787

                       TANGRAM ENTERPRISE SOLUTIONS, INC.

5.  STOCK OPTIONS (CONTINUED)

The following summarizes information about the Company's stock options outstanding at December 31, 1999 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):

                                         OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                          -------------------------------------------------- --------------------------------
        RANGE OF              NUMBER          WEIGHTED.         WEIGHTED         NUMBER         WEIGHTED
        EXERCISE           OUTSTANDING     AVG. REMAINING    AVG. EXERCISE    EXERCISABLE     AVG. EXERCISE
          PRICES          AT 12/31/99    CONTRACTUAL LIFE       PRICE        AT 12/31/99        PRICE
     ------------------ ---------------- ------------------ --------------- -------------- -----------------
     $1.00 - $1.25              352               4.4 yrs.      $  1.11            350            $  1.11
     $1.50 - $1.75            1,272               4.4              1.50          1,270               1.50
     $2.19 - $2.53              144               5.6              2.20            139               2.19
     $3.00 - $3.50              196               9.2              3.15              0               0.00
     $3.75 - $3.75              283               8.5              3.75             55               3.75
     $4.50 - $4.75              125               8.1              4.68             44               4.68
     $5.00 - $5.75                8               7.9              5.27              6               5.22
     $6.13 - $6.75              100               7.4              6.44             62               6.25
     $7.00 - $7.88              137               9.8              7.80              7               7.09
                          --------------- ------------------ --------------- --------------- ----------------
                              2,617               5.8 yrs.      $  2.54          1,933            $  1.80
                          =============== ================== =============== =============== ================

The Company applies APB 25 and related interpretations in accounting for its various stock option plans. Had compensation expense been recognized consistent with SFAS 123, the Company's net loss would have been $1,252,000, or $0.08 per share, in 1999, $165,000 or $0.01 per share, in 1998, $3,959,000, or $0.25 per share, in 1997.

The per share weighted-average fair value of stock options issued by the Company during 1999, 1998 and 1997 was $4.22, $4.25 and $5.26, respectively, on the dates of grant.

The following assumptions were used by the Company to determine the fair value of stock options granted using the Black-Scholes option-pricing model:

                                                           1999               1998                1997
                                                    ------------------- ----------------- ----------------------
     Dividend yield                                             0%                 0%                        0%
     Expected volatility                                      100%               100%                      100%
     Expected option life                            8 to 10 years      5 to 10 years             5 to 10 years
     Risk-free interest rate                          5.5% to 6.8%       4.6% to 5.9%              5.9% to 6.8%

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

6.  RELATED PARTY TRANSACTIONS

During the years ended December 31, 1999, 1998 and 1997, the Company paid administrative services fees to Safeguard totaling approximately $183,000, $267,000 and $254,000, respectively. The Company also paid Safeguard interest costs under a revolving credit agreement of $253,000, $360,000 and $186,000 in 1999, 1998 and 1997, respectively.

                       TANGRAM ENTERPRISE SOLUTIONS, INC.

6.  RELATED PARTY TRANSACTIONS (CONTINUED)

During 1999 and 1998, the Company had non-recourse, non-interest bearing loans due from certain officers of the Company totaling $1,284,000. These loans were secured by shares of the Company's common stock owned by the officers and matured at various dates through April 15, 2000 or termination of employment, whichever occurred first. In December 1999, outstanding loans in the amount of $787,500 were repaid in full. The total remaining loans outstanding of $496,500 at December 31, 1999 were repaid in full in January 2000 through the surrender of 51,501 shares of common stock of the Company based on the current market price of the Company's common stock as reflected by the average of the high and low prices on January 10, 2000.

The Company employs an indirect sales force that works closely with its major resellers and partners to manage the development of the indirect channel, distribution of its product and product implementation. CompuCom Systems, Inc. has been a reseller of the Asset Insight product since 1996. During the years ended December 31, 1999, 1998 and 1997, the Company has recognized revenue of $882,100, $1,575,500 and $1,209,000, respectively from CompuCom Systems, Inc. associated with their purchase and resell of Company products and related implementation services and annual maintenance contracts. As of December 31, 1999, CompuCom Systems, Inc. has an outstanding receivable with the Company of $662,900. Safeguard is the majority shareholder of CompuCom Systems, Inc., holding approximately 60% of CompuCom's outstanding voting securities.

7.  INCOME TAXES

The components of income tax (benefit) expense for the years ended December 31 consist of the following (IN THOUSANDS):

                                                          1999               1998                1997
                                                   ----------------------------------------------------------
Current (benefit) expense
   Federal                                              $     (19)         $      20           $       -
   State                                                        -                  -                   -
                                                   ----------------------------------------------------------
                                                              (19)                20                   -
Deferred (benefit) expense
   Federal                                                      -                  -                   -
   State                                                        -                  -                   -
                                                   ----------------------------------------------------------
                                                                -                  -                   -
                                                   ----------------------------------------------------------
Total                                                   $     (19)         $      20           $       -
                                                   ==========================================================


The components of net deferred taxes as of December 31 are as follows (IN THOUSANDS):

                                                1999               1998
                                         --------------------------------------
Deferred tax assets
   Tax loss carryforwards                     $  10,336          $   9,941
   Tax credit carryforwards                         392                400
   Deferred software costs                         (835)            (1,112)
   Allowance for doubtful accounts                  173                429
   Other                                            437                317
                                         --------------------------------------
Total gross deferred tax assets                  10,503              9,975
Valuation allowance                             (10,503)            (9,975)
                                         --------------------------------------
Net deferred tax assets                       $       -          $       -
                                         ======================================

                       TANGRAM ENTERPRISE SOLUTIONS, INC.

7.  INCOME TAXES (CONTINUED)

The actual income tax expense for 1999, 1998 and 1997 differs from the "expected" amount (computed by applying the statutory federal income tax rate of 34% to the loss before income taxes) as follows (IN THOUSANDS):

                                                          1999               1998                1997
                                                   ----------------------------------------------------------
Computed "expected" tax expense (benefit)               $    (157)         $     379           $    (868)
Non-deductible amortization                                   254                254                 251
Change in valuation allowance and other                      (116)              (613)                617
                                                   ----------------------------------------------------------
Actual tax expense                                      $     (19)         $      20           $       -
                                                   ==========================================================

At December 31, 1999, the Company has net operating loss carryforwards of approximately $30.4 million. The net operating loss carryforwards expire in various amounts from 2000 through 2019. The Tax Reform Act of 1986 contains provisions that limit the ability to utilize net operating loss carryforwards in the case of certain events including significant changes in ownership interests. As there was a significant change in ownership interests (as defined) on June 29, 1989, the Company is limited in its ability to utilize approximately $18.0 million of its net operating loss carryforwards. The annual limitation for the utilization of these carryforwards is approximately $1.3 million, and any unused amount can be utilized in subsequent years within the carryforward period.

At December 31, 1999, the Company had available approximately $376,000 and $16,000 of research and development and investment credit carryforwards, respectively, which expire in varying amounts from 2000 through 2003.

8.  EMPLOYEE BENEFIT PLANS

The Company provides certain health and medical benefits to eligible employees, their spouses and dependents pursuant to a benefit plan funded by the Company. Each participating employee contributes to the Company's costs associated with such benefit plan. The Company's obligation to fund this benefit plan and pay for these benefits is capped through the Company's purchase of an insurance policy from a third party insurer. The amount established as a reserve is intended to recognize the Company's estimated obligations with respect to its payment of claims and claims incurred but not yet reported under the benefit plan. Management believes that the recorded liability for medical self-insurance at December 31, 1999 is adequate to cover the losses and claims incurred, but these reserves are necessarily based on estimates and the amount ultimately paid may be more or less than such estimates. These estimates are based upon historical information along with certain assumptions about future events, including increases in projected medical costs.

The Company has a retirement plan which is qualified under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the Board of Directors. No Company contributions have been made through December 31, 1999.

The Company does not offer post-retirement or post-employment benefits.

                       TANGRAM ENTERPRISE SOLUTIONS, INC.

9.  CONTINGENCIES

Since February 1998, the Company has disclosed a dispute regarding a customer's failure to pay for software products sold and delivered by the Company. As a result of the customer's non-payment, the Company fully reserved in 1997 for the outstanding receivable due. In May 1999, the Company and the customer reached an amicable resolution to the dispute that resulted in the recovery of $925,000 of the outstanding receivable which is reflected in the 1999 statements of operations as a reduction to general and administrative expenses.

There are no other material pending legal proceedings to which the Company is a party or of which any of its property is subject.

                       TANGRAM ENTERPRISE SOLUTIONS, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                                           BALANCE AT      ADDITIONS CHARGED
                                                          BEGINNING OF       TO COSTS AND      DEDUCTIONS FROM    BALANCE AT END OF
                                                             PERIOD            EXPENSES            RESERVES            PERIOD
                                                        ---------------    ----------------    ---------------    ------------------
Year ended December 31, 1999:
  Allowance for doubtful accounts                        $   1,262,400      $     375,000       $   1,128,700      $     508,700

Year ended December 31, 1998:
  Allowance for doubtful accounts                            1,148,600            442,500             328,700          1,262,400

Year ended December 31, 1997:
  Allowance for doubtful accounts                              244,100          1,017,900             113,400          1,148,600

                                  EXHIBIT INDEX


     Except as indicated by footnote, all of the following exhibits were filed with the Company's Annual Report on Form 10-K, dated December 31, 1999. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.



        EXHIBIT NO.        EXHIBIT DESCRIPTION
          3.1              Articles of Incorporation of the Company, as amended (3) (Exhibit 3a)

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

          10.2             Agreement of Lease, executed by the Company on February 17, 1986, with
                           Morehall Associates Limited  Partnership (1) (Exhibit 10m)

          10.3             First Amendment to Agreement of Lease, dated June 13, 1986, with
                           Morehall Associates Limited Partnership (2) (Exhibit 10i)

          10.4             Second Amendment to Agreement of Lease, dated June 1, 1989, with
                           Morehall Associates Limited Partnership (2) (Exhibit 10j)

          10.5             Third Amendment to Agreement of Lease, dated October 12, 1992, with
                           Morehall Associates Limited Partnership (3) (Exhibit 10d)

          10.7             Fourth Amendment to Agreement of Lease, dated January 28, 1997, with
                           Morehall Associates Limited Partnership (6) (Exhibit 10.6)

          10.7             Fifth Amendment to Agreement of Lease, dated March 10, 1997, with
                           Morehall Associates Limited Partnership (6) (Exhibit 10.7)

          10.8*            Sixth Amendment to Agreement of Lease, dated October 29, 1999, with
                           Rouse and Associates Limited Partnership

          10.9             Administrative Services Agreement with Safeguard Scientifics, Inc., dated
                           December 15, 1985 (1) (Exhibit 10s)

          10.10            Second Amended Revolving Note dated September 11, 1997, between the
                           Company and Safeguard Scientifics, Inc. (8) (Exhibit 10.1)

          10.11**          Promissory Note dated August 19, 1994, and Pledge
                           Agreement dated July 22, 1994, between the Company and Chris Jesse (5) (Exhibit 10.12)



                                  EXHIBIT INDEX


          EXHIBIT NO.      EXHIBIT DESCRIPTION
          10.12**          Promissory Note dated August 19, 1994, and Pledge
                           Agreement dated July 22, 1994, between the Company
                           and Steve Kuekes (5) (Exhibit 10.13)

          10.13**          Promissory Note dated August 19, 1994, and Pledge
                           Agreement dated July 22, 1994, between the Company and Nancy Dunn (5) (Exhibit 10.14)

          10.14**          Promissory Note, Pledge Agreement and Agreement to Transfer or
                           Terminate dated January 31, 1995, between the Company and
                           Chris Jesse (5) (Exhibit 10.15)

          10.15**          Promissory Note and Pledge Agreement dated January 31, 1995, between the Company and Steve Kuekes (5) (Exhibit 10.16)

          10.16**          Promissory Note, Pledge Agreement and Agreement to Transfer or
                           Terminate dated January 31, 1995, between the Company and Nancy
                           Dunn (5) (Exhibit 10.17)

          10.17**          Memorandum of Agreement Regarding Compensation and Benefits dated
                           June 3, 1994 among Safeguard Scientifics, Inc., the Company, Chris Jesse,
                           Steven Kuekes and Nancy Dunn (5) (Exhibit 10.18)

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

          10.21            Master Lease Agreement and Addendum No.1 dated July 23, 1997 between the Company and Triangle Technology Leasing (8) (Exhibit 10.2)

          10.22**          Promissory Note and Pledge Agreement dated April 15, 1997, between the Company and Chris Jesse (9) (Exhibit 10.21)

          10.23**          Promissory Note and Pledge Agreement dated April 15, 1997, between the Company and Nancy Dunn (9) (Exhibit 10.22)

          23.1*            Consent of Ernst & Young LLP

          27.1*            Financial Data Schedule for the year ended December 31, 1999

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

           (3) Filed as an exhibit to the Company's Annual Report on Form 10-K for fiscal year year ended December 31, 1992, and incorporated herein by reference.

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

           (9) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997, and incorporated herein by reference.

           (9) Filed as an exhibit to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1998, and incorporated herein by reference.