Form 10-Q
period 2000-03-31
TANGRAM ENTERPRISE SOLUTIONS INC
filed 2000-05-15
CIK 804121

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           (Mark one)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended    March 31, 2000
                                         ----------------------

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           For the transition period from              to
                                          ------------   --------------

                         Commission File Number 0-15454

                       TANGRAM ENTERPRISE SOLUTIONS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

          Pennsylvania                                 23-2214726
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes (CHECK MARK) No
                                             --------------   ---------
     The number of outstanding shares of Common Stock, $0.01 par value per share, as of May 15, 2000 was 16,234,279.

                       TANGRAM ENTERPRISE SOLUTIONS, INC.

                                      INDEX



                          PART I. FINANCIAL INFORMATION



         ITEM 1 - FINANCIAL STATEMENTS:

             Balance Sheets - March 31, 2000 (Unaudited) and December 31, 1999....................................3

             Statements of Operations - Three Months Ended
                 March 31, 2000 and 1999 (Unaudited)..............................................................4

             Statements of Cash Flows - Three Months Ended
                 March 31, 2000 and 1999 (Unaudited)..............................................................5

             Notes to the Financial Statements....................................................................6

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS.....................................................................8



                           PART II. OTHER INFORMATION



         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K...............................................................12

         Signatures..............................................................................................13

                       TANGRAM ENTERPRISE SOLUTIONS, INC.

                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                             MARCH 31          DECEMBER 31
                                                                               2000                1999
                                                                       -----------------------------------------
 ASSETS                                                                     (UNAUDITED)           (AUDITED)
 CURRENT ASSETS:
    Cash and cash equivalents                                                $      12          $     445
    Accounts receivable, net of allowance of $361 and $509 in
      2000 and 1999                                                              3,366              5,148
    Notes receivable - officers                                                      -                496
    Other                                                                          396                203
                                                                       -----------------------------------------
  Total current assets                                                           3,774              6,292

 PROPERTY AND EQUIPMENT:
    Computer equipment and software                                                733                715
    Office equipment and furniture                                                 120                118
    Leasehold improvements                                                          88                 88
                                                                       -----------------------------------------
                                                                                   941                921
    Less accumulated depreciation and amortization                                (707)              (670)
                                                                       -----------------------------------------
  Total property and equipment                                                     234                251

 OTHER ASSETS:
    Deferred software costs, net                                                 2,894              2,894
    Cost in excess of net assets of business acquired, net                       2,724              2,911
    Other                                                                           40                 40
                                                                       -----------------------------------------
  Total other assets                                                             5,658              5,845
                                                                       -----------------------------------------
  TOTAL ASSETS                                                               $   9,666          $  12,388
                                                                       =========================================

 LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES:
    Accounts payable                                                         $     372          $     371
    Accrued expenses                                                             1,242              1,030
    Deferred revenue                                                             3,047              3,371
                                                                       -----------------------------------------
  Total current liabilities                                                      4,661              4,772

 LONG-TERM DEBT - SHAREHOLDER                                                      500              1,623

 OTHER LIABILITIES                                                                 408                428

 SHAREHOLDERS' EQUITY:
    Common stock, par value $0.01, authorized 48,000,000 shares,
      16,181,791 issued and 16,171,683 outstanding in 2000 and
      15,922,238 issued and outstanding in 1999                                    161                159
    Additional paid-in capital                                                  44,583             44,622
    Accumulated deficit                                                        (40,550)           (39,216)
    Treasury stock, at cost, 10,108 shares in 2000                                 (97)                 -
                                                                       -----------------------------------------
  Total shareholders' equity                                                     4,097              5,565
                                                                       -----------------------------------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $   9,666          $  12,388
                                                                       =========================================

SEE ACCOMPANYING NOTES.

                       TANGRAM ENTERPRISE SOLUTIONS, INC.

                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                         THREE MONTHS ENDED MARCH 31
                                                                                          2000                1999
                                                                                  ---------------------------------------
                                                                                                (UNAUDITED)
REVENUE:
   Licenses and products                                                             $     1,395       $     4,175
   Services                                                                                1,716             1,727
                                                                                  ---------------------------------------
Total revenue                                                                              3,111             5,902

 COST OF REVENUE:
   Cost of licenses and products                                                             519             1,046
   Cost of services                                                                          557               579
                                                                                  ---------------------------------------
Total cost of revenue                                                                      1,076             1,625
                                                                                  ---------------------------------------

 GROSS PROFIT                                                                              2,035             4,277

OPERATING EXPENSES:
   Sales and marketing                                                                     1,585             1,948
   General and administrative                                                                976               877
   Research and development                                                                  802             1,052
                                                                                  ---------------------------------------
Total operating expenses                                                                   3,364             3,877
                                                                                  ---------------------------------------

(LOSS) INCOME FROM OPERATIONS                                                             (1,329)              400

Other expense, net                                                                            (5)              (46)
                                                                                  ---------------------------------------

(LOSS) INCOME BEFORE INCOME TAXES                                                         (1,334)              354
Provision for income taxes                                                                     -                 -
                                                                                  ---------------------------------------

NET (LOSS) INCOME                                                                    $    (1,334)      $       354
                                                                                  =======================================

(LOSS) EARNINGS PER COMMON SHARE:
   Basic                                                                             $     (0.08)      $      0.02
                                                                                  =======================================
   Diluted                                                                           $     (0.08)      $      0.02
                                                                                  =======================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
   Basic                                                                                  16,108            15,787
                                                                                  =======================================
   Diluted                                                                                16,108            16,876
                                                                                  =======================================


SEE ACCOMPANYING NOTES

                       TANGRAM ENTERPRISE SOLUTIONS, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                             THREE MONTHS ENDED MARCH 31
                                                                                              2000               1999
                                                                                        ---------------------------------------
                                                                                                      (UNAUDITED)
OPERATING ACTIVITIES
   Net (loss) income                                                                       $  (1,334)        $     354
   Adjustments to reconcile net (loss) income to net cash provided by operating activities:
       Depreciation                                                                               38                57
       Amortization                                                                              701               665
       Other                                                                                      56                94
   Cash provided by changes in working capital items:
       Accounts receivable and other current assets                                            1,513               (23)
       Accounts payable                                                                            1                86
       Accrued expenses                                                                          212              (140)
       Deferred revenue                                                                         (324)             (550)
                                                                                        ---------------------------------------
Net cash provided by operating activities                                                        863               543

INVESTING ACTIVITIES
   Deferred software costs                                                                      (514)             (492)
   Expenditures for property and equipment                                                       (21)              (48)
   Increase (decrease) in other assets                                                             -                 -
                                                                                        ---------------------------------------
Net cash used in investing activities                                                           (535)             (540)

FINANCING ACTIVITIES
   Net repayments on borrowings from shareholder                                              (1,123)             (116)
   Proceeds from exercise of stock options                                                       362                10
                                                                                        ---------------------------------------
Net cash used in financing activities                                                           (761)             (106)
                                                                                        ---------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                       (433)             (103)
Cash and cash equivalents, beginning of period                                                   445               245
                                                                                        ---------------------------------------
Cash and cash equivalents, end of period                                                   $      12         $     142
                                                                                        =======================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION
Cash paid during the period for interest                                                   $      12         $     114
                                                                                        =======================================

SEE ACCOMPANYING NOTES

                        TANGRAM ENTERPRISE SOLUTIONS, INC

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

BASIS OF PRESENTATION

     The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the statements have been included. The interim operating results are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the financial statements and accompanying footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

EARNINGS PER SHARE

     The basic earnings per common share calculations for 2000 and 1999 are computed based on the weighted-average number of common shares outstanding during each period. Diluted earnings per common share reflect the potential dilution that would occur assuming the exercise of stock options. Weighted average number of common shares outstanding on a diluted basis for the three-month period ended March 31, 2000 does not include common stock equivalents because the effect of inclusion of these would be to reduce the loss per common share.

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

                        TANGRAM ENTERPRISE SOLUTIONS, INC

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2.  RESEARCH AND DEVELOPMENT COSTS (CONTINUED)

     Research and development costs are comprised of the following (in thousands):


                                                                             THREE MONTHS ENDED MARCH 31
                                                                                 2000            1999
                                                                             -------------------------------
     Research and development costs incurred                                 $    1,316    $    1,544
     Less - capitalized software development costs                                 (514)         (492)
                                                                             -------------------------------
     Research and development costs, net                                     $      802    $    1,052
                                                                             ===============================

     Included in cost of revenues is amortization of software development costs of $514,000 and $478,000 for the three months ended March 31, 2000 and 1999, respectively.

NOTE 3.  LONG-TERM DEBT - SHAREHOLDER

     The Company has a $6 million unsecured revolving line of credit with Safeguard Scientifics, Inc. ("Safeguard"), a majority shareholder of the Company, holding approximately 67% of the Company's outstanding shares. Terms of the line of credit require monthly interest payments at the prime rate plus 1%. Principal is due thirteen months after date of demand by Safeguard or earlier in the case of a sale of substantially all of the assets of the Company, a business combination or upon the closing of a debt or equity offering. As of May 15, 2000, borrowings under the line of credit with Safeguard are $800,000.

NOTE 4.  RELATED PARTY TRANSACTIONS

     During the three months ended March 31, 2000 and 1999, the Company incurred administrative service fees to Safeguard totaling approximately $30,000 and $88,000, respectively. The Company also incurred $11,000 and $72,000 of interest costs in 2000 and 1999, respectively, under the revolving line of credit with Safeguard.

     The Company had non-recourse, non-interest bearing loans due from certain officers of the Company totaling $496,000 at December 31, 1999. These loans were secured by shares of the Company's common stock owned by the officers and matured at various dates through April 15, 2000 or termination of employment, whichever occurred first. In January 2000, these loans were repaid in full through the surrender of 51,501 shares of common stock of the Company based on the current market price of the Company's common stock as reflected by the average of the high and low prices on January 10, 2000.

     The Company has severance and non-competition agreements with certain officers of the Company that provide for continued health and dental benefits for up to one year and severance payments equal to one year of their respective base salaries upon termination of employment for any reason other than cause or voluntary termination. The Company may, at its discretion, provide these benefits upon termination for cause or voluntary termination. Each officer has agreed to refrain from competing with the Company for one year after termination during which time severance payments and health benefits would continue to be paid by Tangram. On January 3, 2000, the former CEO voluntarily resigned and the board exercised its option to grant the benefits provided under the severance and non-competition agreement with the executive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, among others, statements containing the words "believes," "anticipates," "estimates," "expects" and words of similar import. Such statements are subject to certain risks and uncertainties, which include but are not limited to those important factors discussed in cautionary statements throughout the section below and those set forth in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2000, and are qualified in their entirety by those cautionary statements.

OVERVIEW

Tangram Enterprise Solutions, Inc. (the "Company") provides state-of-the-art enterprise-wide solutions, including asset tracking and electronic software distribution for large heterogeneous computing environments, encompassing UNIX-based mini, LAN server and mainframe platforms. Asset Insight, an information technology asset tracking product launched in 1996, allows businesses to track changes in their information technology asset base (including hardware and software), forward plan technology requirements, optimize end-user productivity, and calculate the cost of software and hardware upgrades. AM:PM is an automated software distribution, data distribution and collection, and remote resource management solution that provides businesses with solutions to manage an enterprise's heterogeneous and remote information technology systems. The Company focuses most of its resources toward the Asset Insight product line, and as such, the Company anticipates the trend of reduced AM:PM and traditional mainframe product revenues to continue. The Company is no longer actively marketing or selling the AM:PM and traditional mainframe product lines. Tangram is a partner company of Safeguard Scientifics, Inc. (NYSE:SFE) ("Safeguard"). Safeguard incubates and operates premier developing technology companies in the Internet infrastructure market with a focus on three sectors: software, communications and eServices. Safeguard's network of Internet infrastructure companies offers solutions, seamless connectivity and eServices to businesses engaged in electronic commerce. Safeguard owns approximately 67% of the outstanding voting securities of the Company.

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

     The Company has been and will continue to be dependent on closing large Asset Insight product sales in a given quarter. The license of the Company's software generally requires the Company to engage in a sales cycle that typically takes approximately three to nine months to complete. The length of the sales cycle may vary depending on factors over which the Company has little or no control, such as the size of the transaction, the internal activities of potential customers, and the level of competition that the Company encounters in selling its products. As such, the Company has historically experienced a certain degree of variability in its quarterly revenue and earnings patterns. This variability, in addition to the foregoing reason, is typically driven by significant events that impact the recognition of licenses, product, and implementation services revenue. Examples of such events include: the timing of major enterprise-wide sales of the Asset Insight product; "one-time" payments from existing customers for license expansion rights (required to install on a larger or an additional computer base); completion and customer acceptance of significant implementation rollouts and the related revenue recognition; budgeting cycles of its potential customers; changes in the mix of software products and services sold; organizational changes within the Company's channel partners; and software defects and other product quality problems. Historically, renewals have accounted for a significant portion of the Company's revenue; however, there can be no assurance that the Company will be able to sustain current renewal rates in the future. In addition, the Company has and may continue to encounter through the first half of 2000 potential customers that are unwilling to purchase any additional software for their enterprise as a result of Year 2000 initiatives. If a significant number of the Company's future and potential prospects defer software purchases for their IT enterprise because of Year 2000 issues, this may have an adverse effect on the Company's 2000 revenue. Additionally, the Company has often shipped and booked a substantial portion of its product revenue in the last month or weeks of a quarter. Due to the foregoing factors, quarterly revenue is not predictable with any significant degree of accuracy. In addition, the Company is experiencing increased market pressure in hiring and retaining personnel. The Company's growth and success depends to a significant extent on the continued service of its senior management and other key employees and the hiring of new qualified employees. Competition for highly skilled business, product development, technical, and other personnel is increasingly intense due to lower overall unemployment rates and the boom in information technology spending. Accordingly, the Company expects to experience increased compensation costs that may not be offset through either improved productivity or higher prices. These fluctuations in the timing and amounts of additional operating expenses may also cause profitability to fluctuate from one quarter to another.

RESULTS OF OPERATIONS

REVENUE

Licenses and products revenue include the sales of Asset Insight, AM:PM and related products, and the traditional mainframe products of Arbiter and gateways, including product upgrades and add-ons. Licenses and products revenue decreased 67% for the three month period ended March 31, 2000 to $1.4 million from $4.2 million in 1999. Asset Insight licenses and products revenue contributed $655,000, or 47% of total licenses and products revenue in the first quarter of 2000 and $3.8 million, or 91% in the same period in 1999. The overall decrease in the first quarter of 2000 was the result primarily of a decrease in Asset Insight product sales associated with a continuation of Year 2000 (Y2K) budget freezes. While the effects of Y2K appear to be lessening, the market is taking longer to reinvigorate itself than expected. Revenue from AM:PM and traditional mainframe products increased to $741,000 in the first quarter of 2000 from $384,000 in the comparable period of 1999. The Company's focus will continue to be towards the Asset Insight product line, and as such, we anticipate the previous year's trend of reduced AM:PM and traditional mainframe product revenues to continue. The Company is no longer actively marketing or selling the AM:PM and traditional mainframe product lines.

     Services revenue includes software and hardware maintenance contracts, expert Asset Insight services, and training and support services not otherwise covered under maintenance agreements. Services revenue remained flat at $1.7 million for the three month period ended March 31, 2000 and 1999. Asset Insight services revenue decreased to $335,000 in the first quarter of 2000 from $366,000 in the same period of 1999. Annual maintenance contract revenue from the sale of the Asset Insight product line increased to $822,000 in the first quarter of 2000 from $501,000 in the comparable period of 1999 offset by a decrease of $304,000 in AM:PM and Arbiter maintenance renewals. As the Company continues to focus its business on the asset tracking market and away from automated software distribution and the traditional mainframe product lines, we expect this trend to continue.

COST OF REVENUE

     Cost of licenses and products includes costs related to the distribution of licensed software and hardware products and the amortization of capitalized software development costs. A significant component of cost of licenses and products is attributable to the amortization of deferred development costs, which is generally fixed in nature. As the result of the overall decline in sales revenue, the cost of licenses and products as a percentage of licenses and products revenue increased to 37% for the three month period ended March 31, 2000 from 25% in the same period of 1999. In absolute dollars, cost of licenses and products decreased 50% in the three month period ended March 31, 2000 to $519,000 from $1.0 million for the same period in 1999. Amortization of software development costs for the three month period ended March 31, 2000 and 1999 was $514,000 and $478,000, respectively. Cost of licenses and products in the first quarter of 1999 reflects $500,000 for the purchase and bundling of a third party software product that integrate with Asset Insight.

     Cost of services reflects the cost of the direct labor force, including the associated personnel, travel, and subsistence, and occupancy costs incurred in connection with providing consulting and maintenance services. Cost of services in absolute dollars and as a percentage of services revenue for the three month period ended March 31, 2000 and 1999 remained relatively the same.

SALES AND MARKETING

     Sales and marketing expenses consist principally of salaries, commissions and benefits for sales, marketing, and channel support personnel, and the costs associated with product promotions and related travel. Sales and marketing expenses decreased 19% to $1.6 million for the three month period ended March 31, 2000 from $1.9 million for the same period in 1999. As a percentage of revenue, sales and marketing expenses were 51% and 33% in the first quarter of 2000 and 1999, respectively. The reduction in absolute dollars and change as a percentage of revenue in 2000 is directly attributable to lower sales commissions paid as the result of the overall decline in sales revenue.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses consist principally of salaries and benefit costs for administrative personnel, general operating costs, legal, accounting and other professional services. General and administrative expenses increased 11% for the three month period ended March 31 2000 to $976,000 from $877,000 for the same period in 1999. This increase reflects consultant fees and business costs associated with the Company's initiative to investigate, formalize and pursue a new e-business strategy. The Company anticipates that it will incur additional costs associated with this initiative over the next two quarters. As a percentage of total revenue, general and administrative expenses increased to 31% for the three month period ended March 31, 2000 from 15% for the same period of 1999 due in part to the increased spending level explained above and the overall decline in sales revenue.

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

     Gross expenditures for research and development decreased 15% in the first quarter of 2000 to $1.3 million from $1.5 million in the same period of 1999. Net research and development expenses decreased 24% to $802,000 in the first quarter of 2000 from $1.1 million in 1999. Deferred development costs were $514,000 and $491,000 in the first quarter of 2000 and 1999, respectively. As a percentage of gross research and development expenditures, deferred development costs were 39% and 32% in the first quarter of 2000 and 1999, respectively. As a result of rapid technological change in the industry, our position in existing markets can be eroded rapidly by product advances. The life cycles of our products are difficult to estimate. Our growth and future financial performance depend in part upon our ability to improve existing products and develop and introduce new products that keep pace with technological advances, meet changing customer needs, and respond to competitive products. As such, the Company will continue to commit substantial resources to research and development efforts in the future.

PROVISION FOR INCOME TAXES

     There was no provision for income taxes for the three months ended March 31, 2000 and 1999, respectively, due to a net loss in the first quarter of 2000 and the result of the net operating loss carryforwards available for the first quarter of 1999.

NET (LOSS) EARNINGS

     The Company recorded a net loss of $1.3 million, or $0.08 per share, in the three month period ended March 31, 2000 compared to net earnings of $354,000, or $0.02 per share (diluted), in the comparable period of 1999. The first quarter 2000 net loss is the result primarily of the revenue decline and incremental cost associated with the Company's e-business strategy initiative, as noted above, mitigated in part by cost control measures employed by the Company.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations through borrowings and cash generated from operations. To fund the Company's business plan, the Company has arranged a $6.0 million unsecured revolving line of credit with Safeguard. Terms of the line of credit require monthly interest payments at the prime rate plus 1%. Principal is due thirteen months after date of demand by Safeguard or earlier in the case of a sale of substantially all of the assets of the Company, a business combination or upon the closing of a sale of a debt or equity offering. As of May 15, 2000, borrowings under the line of credit with Safeguard are $800,000.

     Net cash provided by operating activities consisted primarily of non-cash expenses offset by the net change in working capital items. The increase in net cash provided by operating activities in the first quarter of 2000 was primarily due to a lower accounts receivable balance at March 31, 2000 offset by a decrease in other working capital items when compared to the same period in 1999. The lower accounts receivable balance is primarily attributable to improved collection efforts and lower revenue in the first quarter of 2000.

     Net cash used in investing activities for the first quarter of 2000 and 1999 consisted primarily of the investment associated with the Company's ongoing commitment to developing enhancements and improvements of the Asset Insight product. The reduction in net cash used in investing activities from the first quarter of 1999 to the comparable period in 2000 was primarily due to the repayment on notes receivable due from officers on January 10, 2000 through the surrender of 51,501 shares of common stock of the Company based on the current market price of the Company's common stock as reflected by that day's average high and low prices.

     Net cash used in financing activities in the first quarter of 2000 and 1999 consisted primarily of repayments on borrowings under the Safeguard line of credit used to fund the Company's operations.

     As stated above, Safeguard has agreed to assist in funding the Company's projected cash requirements by providing a $6.0 million line of credit, of which $5.2 million is available for future borrowings as of May 15, 2000. Although operating activities may provide cash in certain periods, the Company anticipates that its operating and investing activities may use cash. Consequently, any such future growth may require the Company to obtain additional equity or debt financing. However, the Company has no present understanding, commitment, or agreement with respect to any such transaction. Accordingly, there can be no assurance that the Company will have access to adequate debt or equity financing or that, if available, it will be under terms and conditions satisfactory to the Company or which may not be dilutive.

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



ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits

          Exhibit
          Number           Exhibit Description
          ------           -------------------

          27*              Financial Data Schedule
          *                Filed herewith

b)       Reports on Form 8-K

         No reports on Form 8-K have been filed by the Registrant during the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               TANGRAM ENTERPRISE SOLUTIONS, INC.
                               ---------------------------------



DATE     May 15, 2000          /s/ John N. Nelli
         ------------          -----------------
                               John N. Nelli
                               Senior Vice President and Chief Financial Officer
                              (Principal Financial  & Accounting Officer)

                                  EXHIBIT INDEX

     The following exhibits were filed with the Company's Current Report on Form 10-Q, dated March 31, 2000.


          Exhibit
          Number           Exhibit Description
          ------           -------------------

          27*              Financial Data Schedule

          *                Filed herewith