Form 10-Q
period 2000-06-30
TANGRAM ENTERPRISE SOLUTIONS INC
filed 2000-08-14
CIK 804121

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     (Mark one)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended         June 30, 2000
                                    ---------------------

                                       OR

     [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                    to
                                    -------------------  ---------------

                     Commission File Number 0-15454

                       TANGRAM ENTERPRISE SOLUTIONS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

          Pennsylvania                                   23-2214726
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
                                (Title of class)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---     ---
     The number of outstanding shares of Common Stock, $0.01 par value per share, as of August 11, 2000 was 16,442,249

                       TANGRAM ENTERPRISE SOLUTIONS, INC.

                                      INDEX



                          PART I. FINANCIAL INFORMATION



  Item 1 - Financial Statements:

   Balance Sheets - June 30, 2000 (Unaudited) and December 31, 1999............3

   Statements of Operations - Three Months Ended
       June 30, 2000 and 1999 (Unaudited)......................................4

   Statements of Operations - Six Months Ended
       June 30, 2000 and 1999 (Unaudited)......................................5

   Statements of Cash Flows - Six Months Ended
       June 30, 2000 and 1999 (Unaudited)......................................6

   Notes to the Financial Statements...........................................7

  Item 2 - Management's Discussion and Analysis of Financial Condition
             and Results of Operations.........................................9



                           PART II. OTHER INFORMATION




  Item 6 - Exhibits and Reports on Form 8-K...................................15

  Signatures..................................................................16

                       Tangram Enterprise Solutions, Inc.

                                 Balance Sheets
                      (in thousands, except share amounts)


                                                                            June 30           December 31
                                                                              2000                1999
                                                                       -----------------------------------------

 Assets                                                                    (unaudited)           (audited)
 Current assets:
    Cash and cash equivalents                                                $     334          $     445
    Accounts receivable, net of allowance of $603 and $509 in
      2000 and 1999                                                              2,700              5,148
    Notes receivable - officers                                                      -                496
    Other                                                                          396                203
                                                                       -----------------------------------------
  Total current assets                                                           3,430              6,292

 Property and equipment:
    Computer equipment and software                                                805                715
    Office equipment and furniture                                                 123                118
    Leasehold improvements                                                          93                 88
                                                                       -----------------------------------------
                                                                                 1,021                921
    Less accumulated depreciation and amortization                                (751)              (670)
                                                                       -----------------------------------------
  Total property and equipment                                                     270                251

 Other assets:
    Deferred software costs, net                                                 2,930              2,894
    Cost in excess of net assets of business acquired, net                       2,537              2,911
    Other                                                                           40                 40
                                                                       -----------------------------------------
  Total other assets                                                             5,507              5,845
                                                                       -----------------------------------------
  Total assets                                                               $   9,207          $  12,388
                                                                       =========================================

 Liabilities and shareholders' equity
 Current liabilities:
    Accounts payable                                                         $     256          $     371
    Accrued expenses                                                             1,265              1,030
    Deferred revenue                                                             3,296              3,371
                                                                       -----------------------------------------
  Total current liabilities                                                      4,817              4,772

 Long-term debt - shareholder                                                    2,125              1,623

 Other liabilities                                                                 370                428

 Shareholders' equity:
    Common stock, par value $0.01, authorized 48,000,000 shares, 16,369,949 issued and outstanding in 2000 and 15,922,238 issued
      and outstanding in 1999                                                      163                159
    Additional paid-in capital                                                  44,787             44,622
    Accumulated deficit                                                        (43,054)           (39,216)
                                                                       -----------------------------------------
  Total shareholders' equity                                                     1,895              5,565
                                                                       -----------------------------------------
  Total liabilities and shareholders' equity                                 $   9,207          $  12,388
                                                                       =========================================

See accompanying notes.

                       Tangram Enterprise Solutions, Inc.

                            Statements of Operations
                    (in thousands, except per share amounts)



                                                                                        Three months ended June 30
                                                                                          2000                1999
                                                                                  ---------------------------------------
                                                                                                  (unaudited)
Revenue:
   Licenses and products                                                             $       483       $     1,948
   Services                                                                                1,699             2,055
                                                                                  ---------------------------------------
Total revenue                                                                              2,182             4,003

 Cost of revenue:
   Cost of licenses and products                                                             473               461
   Cost of services                                                                          625               570
                                                                                  ---------------------------------------
Total cost of revenue                                                                      1,098             1,031
                                                                                  ---------------------------------------

 Gross profit                                                                              1,084             2,972

Operating expenses:
   Sales and marketing                                                                     1,759             2,113
   General and administrative                                                                990              (179)
   Research and development                                                                  814               827
                                                                                  ---------------------------------------
Total operating expenses                                                                   3,563             2,761
                                                                                  ---------------------------------------

(Loss) income from operations                                                             (2,479)              211

Other expense, net                                                                           (25)              (45)
                                                                                  ---------------------------------------

(Loss) income before income taxes                                                         (2,504)              166
Provision for income taxes                                                                     -                 6
                                                                                  ---------------------------------------

Net (loss) income                                                                    $    (2,504)      $       160
                                                                                  =======================================

(Loss) earnings per common share:
   Basic and diluted                                                                 $    ( 0.15)      $      0.01
                                                                                  =======================================

Weighted average number of common shares outstanding:
   Basic                                                                                  16,248            15,794
                                                                                  =======================================
   Diluted                                                                                16,248            16,825
                                                                                  =======================================


See accompanying notes.

                       Tangram Enterprise Solutions, Inc.

                            Statements of Operations
                    (in thousands, except per share amounts)



                                                                                           Six months ended June 30
                                                                                          2000                1999
                                                                                  ---------------------------------------
                                                                                                  (unaudited)
Revenue:
   Licenses and products                                                             $     1,878       $     6,123
   Services                                                                                3,416             3,782
                                                                                  ---------------------------------------
Total revenue                                                                              5,293             9,905

 Cost of revenue:
   Cost of licenses and products                                                             992             1,507
   Cost of services                                                                        1,182             1,149
                                                                                  ---------------------------------------
Total cost of revenue                                                                      2,174             2,656
                                                                                  ---------------------------------------

 Gross profit                                                                              3,119             7,249

Operating expenses:
   Sales and marketing                                                                     3,344             4,061
   General and administrative                                                              1,967               698
   Research and development                                                                1,616             1,879
                                                                                  ---------------------------------------
Total operating expenses                                                                   6,927             6,638
                                                                                  ---------------------------------------

(Loss) income from operations                                                             (3,808)              611

Other expense, net                                                                           (30)              (91)
                                                                                  ---------------------------------------

(Loss) income before income taxes                                                         (3,838)              520
Provision for income taxes                                                                     -                 6
                                                                                  ---------------------------------------

Net (loss) income                                                                    $    (3,838)      $       514
                                                                                  =======================================

(Loss) earnings per common share:

   Basic and diluted                                                                 $     (0.24)      $      0.03

                                                                                  =======================================

Weighted average number of common shares outstanding:
   Basic                                                                                  16,179            15,790
                                                                                  =======================================
   Diluted                                                                                16,179            16,852
                                                                                  =======================================

See accompanying notes.

                       Tangram Enterprise Solutions, Inc.

                            Statements of Cash Flows
                                 (in thousands)



                                                                                               Six months ended June 30
                                                                                              2000               1999
                                                                                        ---------------------------------------
                                                                                                      (unaudited)
Operating activities
   Net (loss) income                                                                       $  (3,838)        $     514
   Adjustments to reconcile net (loss) income to net cash provided by operating activities:
       Depreciation                                                                               81               109
       Amortization                                                                            1,326             1,292
       Other                                                                                     214              (947)
   Cash provided by changes in working capital items:
       Accounts receivable and other current assets                                            1,983             2,379
       Accounts payable                                                                         (115)             (189)
       Accrued expenses                                                                          235              (330)
       Deferred revenue                                                                          (75)             (927)
                                                                                        ---------------------------------------
Net cash (used in) provided by operating activities                                             (189)            1,901

Investing activities
   Deferred software costs                                                                      (988)           (1,137)
   Expenditures for property and equipment                                                      (100)             (111)
   Sale-leaseback of equipment and furniture                                                       -               106
                                                                                        ---------------------------------------
Net cash used in investing activities                                                         (1,088)           (1,142)

Financing activities
   Net borrowings (repayments) on  borrowings from shareholder                                   502              (765)
   Proceeds from exercise of stock options                                                       664                29
                                                                                        ---------------------------------------
Net cash provided by (used in) financing activities                                            1,166              (736)
                                                                                        ---------------------------------------

Net decrease in cash and cash equivalents                                                       (111)               23
Cash and cash equivalents, beginning of period                                                   445               245
                                                                                        ---------------------------------------
Cash and cash equivalents, end of period                                                   $     334         $     268
                                                                                        =======================================

Supplemental disclosure of cash flow  information
Cash paid during the period for interest                                                   $     163         $     162
                                                                                        =======================================

See accompanying notes.

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

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101, as amended, is effective no later than the second calendar quarter of fiscal 2001. The Company is in the process of evaluating the potential impact of SAB No. 101, but anticipates that the impact to the Company's financial statements, if any, will be insignificant.

Earnings per Share

     The basic earnings per common share calculations for 2000 and 1999 are computed based on the weighted-average number of common shares outstanding during each period. Diluted earnings per common share reflect the potential dilution that would occur assuming the exercise of stock options. Weighted average number of common shares outstanding on a diluted basis for the three and six month periods ended June 30, 2000 does not include common stock equivalents because the effect of inclusion of these would be to reduce the loss per common share.

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

                        Tangram Enterprise Solutions, Inc

                        Notes to the Financial Statements
                                   (Unaudited)

Note 2.  Research and Development Costs (continued)

     Research and development costs are comprised of the following (in thousands):

                                                    Three months ended June 30           Six months ended June 30
                                                        2000          1999                 2000            1999
                                                    ------------- -------------        ------------- --------------

 Research and development costs incurred            $    1,288      $   1,472          $    2,604       $   3,016
  Less - capitalized software development costs           (474)          (645)               (988)         (1,137)
                                                    ------------- -------------        ------------- --------------
  Research and development costs, net               $      814      $     827          $    1,616       $   1,879
                                                    ============= =============        ============= ==============

     Included in cost of revenues is amortization of software development costs of $438,000 and $441,000 for the three months ended June 30, 2000 and 1999, respectively. Amortization of software development costs for the six months ended June 30, 2000 and 1999 was $953,000 and $919,000, respectively.

Note 3.  Long-term Debt - Shareholder

     The Company has a $6 million unsecured revolving line of credit with Safeguard Scientifics, Inc. ("Safeguard"), a majority shareholder of the Company, holding approximately 67% of the Company's outstanding shares. Terms of the line of credit require monthly interest payments at the prime rate plus 1%. Principal is due thirteen months after date of demand by Safeguard or earlier in the case of a sale of substantially all of the assets of the Company, a business combination or upon the closing of a debt or equity offering. As of August 11, 2000, borrowings under the line of credit with Safeguard are $2.8 million.

Note 4.  Related Party Transactions

     During the six months ended June 30, 2000 and 1999, the Company incurred administrative service fees to Safeguard totaling approximately $71,000 and $119,000, respectively. The Company also incurred $40,000 and $144,000 of interest costs in 2000 and 1999, respectively, under the revolving line of credit with Safeguard.

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

     The Company is currently evaluating its products and corporate strategy, including the Company's initiative to investigate, formalize and pursue a new e-business strategy, and is likely to undertake organizational changes and product and marketing strategy modifications. Recent declines in Asset Insight sales have negatively impacted the Company's financial performance and cash requirements (see Liquidity and Capital Resources section) and as such may have an impact on the Company's plan to pursue a new business strategy. Therefore, there can be no assurance that these efforts will be successful.

     Since early 1996, the Company has focused its business on the asset tracking market and the introduction and sale of its Asset Insight product. The Company is committed to maintaining its leadership position in the asset tracking market by supporting an active development program that expands the utility of the Asset Insight product line through strategic alliances, new product functionality, and business subsystems. The financial results of the Company hereafter reflect the Company's growing dependence on revenue generated by sales of Asset Insight. In addition to reversing the recent revenue trend noted above, various risks and uncertainties relating to the sales and marketing of the asset tracking business may cause the Company's actual results to differ materially from the results contemplated. Such uncertainties include the ability of the Company to sell its Asset Insight product into major accounts with full enterprise-wide deployment; the possibility of the introduction of superior competitive products; the ability of the Company to develop and maintain a sustainable stream of revenue from the sale of the Asset Insight product; the ability to recruit and retain key technical, sales, and marketing personnel; and the ability of the Company to secure adequate financing on reasonable terms or at all.

     The Company has been and will continue to be dependent on closing large Asset Insight product sales in a given quarter. The license of the Company's software generally requires the Company to engage in a sales cycle that typically takes approximately three to nine months to complete. The length of the sales cycle may vary depending on factors over which the Company has little or no control, such as the size of the transaction, the internal activities of potential customers, and the level of competition that the Company encounters in selling its products. As such, the Company has historically experienced a certain degree of variability in its quarterly revenue and earnings patterns. This variability, in addition to the foregoing reason, is typically driven by significant events that impact the recognition of licenses, product, and implementation services revenue. Examples of such events include: the timing of major enterprise-wide sales of the Asset Insight product; "one-time" payments from existing customers for license expansion rights (required to install on a larger or an additional computer base); completion and customer acceptance of significant implementation rollouts and the related revenue recognition; budgeting cycles of its potential customers; changes in the mix of software products and services sold; organizational changes within the Company's channel partners; and software defects and other product quality problems. Historically, renewals have accounted for a significant portion of the Company's revenue;
however, there can be no assurance that the Company will be able to sustain current renewal rates in the future. In addition, the Company has encountered through the first half of 2000 potential customers that were unwilling to purchase any additional software for their enterprise as a result of Year 2000 initiatives. If a significant number of the Company's future and potential prospects continue to defer software purchases for their IT enterprise because of Year 2000 issues, this may have an adverse effect on the Company's 2000 revenue. Additionally, the Company has often shipped and booked a substantial portion of its product revenue in the last month or weeks of a quarter. Due to the foregoing factors, quarterly revenue is not predictable with any significant degree of accuracy. In addition, the Company is experiencing increased market pressure in hiring and retaining personnel. The Company's growth and success depends to a significant extent on the continued service of its senior management and other key employees and the hiring of new qualified employees. Competition for highly skilled business, product development, technical, and other personnel is increasingly intense due to lower overall unemployment rates and the boom in information technology spending. Accordingly, the Company expects to experience increased compensation costs that may not be offset through either improved productivity or higher prices. These fluctuations in the timing and amounts of additional operating expenses may also cause profitability to fluctuate from one quarter to another.


     The Company revenues are derived from product licensing and services. Services are comprised of maintenance, professional services, and training. License fees are generally due upon the granting of the license and typically include a warranty period as part of the license agreement. The Company also provides ongoing maintenance services, which include technical support and product enhancements, for an annual fee based upon the current price of the product.

     Revenues from license agreements are recognized currently, provided that all of the following conditions are met: a noncancelable license agreement has been signed, the product has been delivered, there are no material uncertainties regarding customer acceptance, collection of the resulting receivable is deemed probable and the risk of concession is deemed remote, and no other significant vendor obligations exist. Revenues from post-contract support services are recognized ratably over the term of the support period, generally one year. Maintenance revenues when and if bundled with license agreements are unbundled using vendor-specific objective evidence. Consulting revenues are primarily related to implementation services most often performed on a time and material basis under separate service agreements for the installation of our products. Revenues from consulting and training services are recognized as the respective services are performed.


Results of Operations

Revenue

     Licenses and products revenue include the sales of Asset Insight, AM:PM and related products, and the traditional mainframe products of Arbiter and gateways, including product upgrades and add-ons. Licenses and products revenue decreased 75% for the three month period ended June 30, 2000 to $483,000 from $1.9 million in 1999. Licenses and products revenue decreased 69% for the six month period ended June 30, 2000 to $1.9 million from $6.1 million in 1999. Asset Insight licenses and products revenue contributed $461,000, or 95% of total licenses and products revenue in the second quarter of 2000 and $1.5 million, or 78% in the same period in 1999. Asset Insight licenses and products revenue decreased 76% for the six month period ended June 30, 2000 to $1.1 million from $4.7 million in 1999. The decline in Asset Insight product sales in 2000 has been impacted by a continuation of Year 2000 (Y2K) budget freezes, competitive pressures and disruption in the Company's indirect sales channels and direct sales force. While the effects of Y2K appear to be lessening, the market is taking longer to recover than expected. Revenue from AM:PM and traditional mainframe products decreased to $22,000 in the second quarter of 2000 from $432,000 in the comparable period of 1999. Revenue from AM:PM and traditional mainframe products decreased to $763,000 during the six months ended June 30, 2000 from $1.4 million in the comparable period of 1999. The Company's focus will continue to be towards the Asset Insight product line, and as such, we anticipate the trend of reduced AM:PM and traditional mainframe product revenues to continue. The Company is no longer actively marketing or selling the AM:PM and traditional mainframe product lines.

     Services revenue includes software and hardware maintenance contracts, Asset Insight implementation services, and training and support services not otherwise covered under maintenance agreements. Total services revenue for the second quarter decreased 17% to $1.7 million in 2000 from $2.1 million in 1999. For the six months ended June 30, 2000 and 1999, respectively, services revenue decreased 10% to $3.4 million from $3.8 million. Maintenance contract revenue for the three month period ended June 30, 2000 was $1.3 million compared to $1.6 million in 1999. The overall decrease was the result of a $596,000 decrease in AM:PM and Arbiter maintenance renewals offset in part by a $323,000 increase in Asset Insight maintenance contract revenue. For the three month period ended June 30, 2000 Asset Insight maintenance contract revenue was $835,000 compared to $512,000 in 1999. Maintenance contract revenue for the six month period ended June 30, 2000 was $2.7 million compared to $2.9 million in 1999. Asset Insight maintenance contract revenue increased 63%, or $644,000, for the six months ended June 30, 2000 to $1.7 million from $1.0 million in 1999 offset by a decrease of $900,000 in AM:PM and Arbiter maintenance renewals. As the Company continues to focus its business on the asset tracking market and away from automated software distribution and the traditional mainframe product lines, we expect this trend to continue. Asset Insight services revenue decreased to $385,000 in the first quarter of 2000 from $460,000 in the same period of 1999. For the six months ended June 30, 2000 and 1999, respectively, Asset Insight services revenue decreased 11% to $726,000 from $816,000. The decline in Asset Insight services revenue is directly correlated to the decline in licenses and products revenue.


Cost of Revenue

     Cost of licenses and products includes costs related to the distribution of licensed software and hardware products and the amortization of capitalized software development costs. A significant component of cost of licenses and products is attributable to the amortization of deferred development costs, which is generally fixed in nature. The cost of licenses and products as a percentage of total revenue increased to 22% for the three month period ended June 30, 2000 from 12% in the same period of 1999 primarily the result of lower revenues. In absolute dollars, cost of licenses and products increased 3% in the three month period ended June 30, 2000 to $473,000 from $461,000 for the same period in 1999. Amortization of software development costs for the three month period ended June 30, 2000 and 1999 was $438,000 and $441,000, respectively. The cost of licenses and products as a percentage of total revenue increased to 19% for the six month period ended June 30, 2000 from 15% in the same period of 1999. In absolute dollars, costs of licenses and products for the six months ended June 30, 2000 decreased 34% to $992,000 from $1.5 million in 1999 principally because in the first quarter of 1999, costs of licenses and products reflects $500,000 for the purchase and bundling of a third-party software product that integrates with Asset Insight. For the six months ended June 30, 2000 and 1999, respectively, amortization of software development costs was $953,000 and $919,000.


     Cost of services reflects the cost of the direct labor force, including the associated personnel, travel and subsistence, and occupancy costs incurred in connection with providing consulting and maintenance services. As a percentage of services revenue, cost of services increased to 29% for the three months ended June 30, 2000 from 14% for the comparable period in 1999. Cost of services for the quarter increased to $625,000 in 2000 from $570,000 in 1999. The overall increase in cost of services is primarily a result of the higher use in 2000 of consultants who are subcontractors of the Company which generally cost significantly more than the consultants employed by the Company. Cost of services as a percentage of services revenue for the six months ended June 30, 2000 and 1999 was 22% and 12% for the respective periods. Cost of services for the six months ended June 30, 2000 increased to $1.2 million from $1.1 million for the comparable period in 1999.

Sales and Marketing

     Sales and marketing expenses consist principally of salaries, commissions and benefits for sales, marketing, and channel support personnel, and the costs associated with product promotions and related travel. Sales and marketing expenses decreased 17% to $1.8 million for the three month period ended June 30, 2000 from $2.1 million for the comparable period in 1999. For the six months ended June 30, 2000, sales and marketing expenses decreased to $3.3 million from $4.1 million for the same period in 1999, representing an 18% decrease. Sales and marketing expenses increased as a percentage of revenue for the three and six months ended June 30, 2000 to 81% and 63%, respectively, from 53% and 41% in 1999, principally resulting from lower revenues realized in the three and six months ended June 30, 2000. The reduction in absolute dollars in 2000 is directly attributable to lower sales commission, marketing costs and related sales travel as a result of the overall decline in sales revenue. Competition for highly skilled sales and marketing personnel is increasingly intense. Accordingly, the Company has experienced increased market pressure related to hiring and retaining qualified personnel, resulting in undesirable turnover in the sales organization and increased staffing cost. Furthermore, the Company expects this trend of increased market pressure and rising compensation costs to continue.

General and Administrative

     General and administrative expenses consist principally of salaries and benefit costs for administrative personnel, general operating costs, legal, accounting and other professional services. General and administrative expenses increased to $990,000 for the three month period ended June 30, 2000 from ($179,000) for the same period in 1999. For the six months ended June 30, 2000, general and administrative expenses increased to $2.0 million from $698,000 for the comparable period in 1999. In May 1999, the Company and a customer reached an amicable resolution to a collection dispute that resulted in the recovery of $925,000 of an outstanding receivable, which is reflected in the 1999 statement of operations as a reduction to general and administrative expenses. Excluding this recovery, general and administrative expenses increased 33% and 21% for the three and six months ended June 30, 2000 when compared to 1999. In June 2000, the Company took a charge to operations of $155,000 to reflect the risk associated with the collectibility of an accounts receivable balance from an international channel partner who filed for Chapter 11 protection and has stated that it does not intend to continue to maintain operations. Additionally, the increase reflects consultant fees and business costs associated with the Company's initiative to investigate, formalize and pursue a new e-business strategy. The Company anticipates that it will incur additional costs associated with this initiative over the next two quarters.

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

     Gross expenditures for research and development decreased 13% in the second quarter of 2000 to $1.3 million from $1.5 million in the same period of 1999. Comparing the six months ended June 30, 2000 and 1999, gross research and development costs decreased 14% to $2.6 million from $3.0 million, respectively. The decrease in cost for the three and six months ended June 30, 2000 can be attributable to lower staffing levels and personnel related costs when compared to the same periods in 1999. Net research and development expenses decreased 2% to $814,000 in the second quarter of 2000 from $827,000 in 1999. Net research and development expenses for the six months ended June 30, 2000 and 1999, respectively, decreased 14% to $1.6 million from $1.9 million. Deferred development costs were $474,000 and $646,000 in the second quarter of 2000 and 1999, respectively. Deferred development costs for the six months ended June 30, 2000 were $988,000 and $1.1 million in 1999. As a percentage of gross research and development expenditures, deferred development costs were 37% and 44% in the second quarter of 2000 and 1999, respectively. Deferred development costs as a percentage of gross research and development expenditures remained constant at 38% for the six month periods ending June 30, 2000 and 1999. As a result of rapid technological change in the industry, our position in existing markets can be eroded rapidly by product advances. The life cycles of our products are difficult to estimate. Our growth and future financial performance depend in part upon our ability to improve existing products and develop and introduce new products that keep pace with technological advances, meet changing customer needs, and respond to competitive products. As such, the Company will continue to commit substantial resources to research and development efforts in the future.

Provision for Income Taxes

     There was no provision for income taxes for the three and six months ended June 30, 2000 due to a net loss in the first half of 2000 and the result of the net operating loss carryforwards available.

Net (Loss) Earnings

     The Company recorded net losses of $2.5 million, or ($0.15) per share, and $3.8 million, or ($0.24) per share, in the three and six month periods ended June 30, 2000, respectively, compared to net earnings of $160,000, or $0.01 per share (diluted), and $514,000, or $0.03 per share (diluted), in the comparable period of 1999. The net loss in 2000 is the result primarily of the revenue decline and incremental cost associated with the Company's e-business strategy initiative, as noted above, mitigated in part by cost control measures employed by the Company.

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

      In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101, as amended, is effective no later than the second calendar quarter of fiscal 2001. The Company is in the process of evaluating the potential impact of SAB No. 101, but anticipates that the impact to the Company's financial statements, if any, will be insignificant.

     The Company does not expect the adoption of other recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flows.


Liquidity and Capital Resources

     The Company currently has a $6.0 million unsecured revolving line of credit with Safeguard. Terms of the line of credit require monthly interest payments at the prime rate plus 1%. Principal is due thirteen months after date of demand by Safeguard or earlier in the case of a sale of substantially all of the assets of the Company, a business combination or upon the closing of a sale of a debt or equity offering. As of August 11, 2000, borrowings under the line of credit with Safeguard are $2.8 million. Although in the past the Company has funded its operations through borrowings and cash generated from operations, the recent trend of declining revenue quarter to quarter may require the Company to seek other sources of capital.

     Net cash provided by operating activities consisted primarily of non-cash expenses offset by the net change in working capital items. The increase in net cash provided by operating activities in the first quarter of 2000 was primarily due to a lower accounts receivable balance at March 31, 2000 offset by a decrease in other working capital items when compared to the same period in 1999. The lower accounts receivable balance is primarily attributable to improved collection efforts and lower revenue in the first half of 2000.

     Net cash used in investing activities for the first quarter of 2000 and 1999 consisted primarily of the investment associated with the Company's ongoing commitment to developing enhancements and improvements of the Asset Insight product. Net cash provided by financing activities in the first half of 2000 consisted primarily of borrowings under the Safeguard line of credit used to fund the Company's operations and proceeds provided from the exercise of stock options.


     As stated above, Safeguard has agreed to assist in funding the Company's projected cash requirements by providing a $6.0 million line of credit, of which $3.2 million is available for future borrowings as of August 11, 2000. Although operating activities may provide cash in certain periods, the Company anticipates that its operating and investing activities may use cash. Consequently, any such future growth may require the Company to obtain additional equity or debt financing. However, the Company has no present understanding, commitment, or agreement with respect to any such transaction. Accordingly, there can be no assurance that the Company will have access to adequate debt or equity financing or that, if available, it will be under terms and conditions satisfactory to the Company or which may not be dilutive.

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

PART II - OTHER INFORMATION



Item 6.       Exhibits and Reports on Form 8-K

a)       Exhibits

          Exhibit
          Number           Exhibit Description
          -------          -----------------------
          27*              Financial Data Schedule
          *                Filed herewith

b)       Reports on Form 8-K

         No reports on Form 8-K have been filed by the Registrant during the quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Tangram Enterprise Solutions, Inc.
                               ---------------------------------



Date     August 11, 2000       /s/ John N. Nelli
         ---------------       -----------------
                               John N. Nelli
                               Senior Vice President and Chief Financial Officer
                               (Principal Financial & Accounting Officer)

                                  EXHIBIT INDEX

     The following exhibits were filed with the Company's Current Report on Form 10-Q, dated June 30, 2000.


          Exhibit
          Number           Exhibit Description
          ------           -------------------

          27*              Financial Data Schedule
          *                Filed herewith