Form 10-Q
period 2000-09-30
TANGRAM ENTERPRISE SOLUTIONS INC
filed 2000-11-14
CIK 804121

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     (Mark one)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended         September 30, 2000
                                    --------------------------------------------

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                     to
                                    --------------------    --------------------

                         Commission File Number 0-15454

                       TANGRAM ENTERPRISE SOLUTIONS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

           Pennsylvania                                  23-2214726
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

     The number of outstanding shares of Common Stock, $0.01 par value per share, as of November 13, 2000 was 16,457,049.

                       TANGRAM ENTERPRISE SOLUTIONS, INC.

                                      INDEX


                          PART I. FINANCIAL INFORMATION


         Item 1 - Financial Statements:

             Balance Sheets - September 30, 2000 (Unaudited) and December 31, 1999................................3

             Statements of Operations - Three Months Ended
                 September 30, 2000 and 1999 (Unaudited)..........................................................4

             Statements of Operations - Nine Months Ended
                 September 30, 2000 and 1999 (Unaudited).........................................................5

             Statements of Cash Flows - Three Months Ended
                 September 30, 2000 and 1999 (Unaudited)..........................................................6

             Notes to the Financial Statements....................................................................7

         Item 2 - Management's Discussion and Analysis of Financial Condition
                    and Results of Operations....................................................................10


                           PART II. OTHER INFORMATION

         Item 6 - Exhibits and Reports on Form 8-K...............................................................15

         Signatures..............................................................................................16

                       Tangram Enterprise Solutions, Inc.

                                 Balance Sheets
                      (in thousands, except share amounts)

                                                                            September 30        December 31
                                                                                2000                1999
                                                                       -----------------------------------------
                                                                             (unaudited)          (audited)
 Assets
 Current assets:
    Cash and cash equivalents                                                $     164          $     445
    Accounts receivable, net of allowance of $457 and $366 in
      2000 and 1999, respectively                                                5,027              5,148
    Notes receivable - officers                                                      -                496
    Other                                                                          299                203
                                                                       -----------------------------------------
  Total current assets                                                           5,490              6,292

 Property and equipment:
    Computer equipment and software                                                807                715
    Office equipment and furniture                                                 128                118
    Leasehold improvements                                                          93                 88
                                                                       -----------------------------------------
                                                                                 1,028                921
    Less accumulated depreciation and amortization                                (777)              (670)
                                                                       -----------------------------------------
  Total property and equipment                                                     251                251

 Other assets:
    Deferred software costs, net                                                 3,004              2,894
    Cost in excess of net assets of business acquired, net                       2,350              2,911
    Other                                                                           40                 40
                                                                       -----------------------------------------
  Total other assets                                                             5,394              5,845
                                                                       -----------------------------------------
  Total assets                                                               $  11,135          $  12,388
                                                                       =========================================

 Liabilities and shareholders' equity
 Current liabilities:
    Accounts payable                                                         $     250          $     371
    Accrued expenses                                                             1,360              1,030
    Deferred revenue                                                             3,339              3,371
                                                                       -----------------------------------------
  Total current liabilities                                                      4,949              4,772

 Long-term debt - shareholder                                                    3,900              1,623

 Other liabilities                                                                 352                428

 Shareholders' equity:
    Common stock, par value $0.01, authorized 48,000,000 shares, 16,457,049 and
      15,922,238 issued and outstanding in 2000 and
      1999, respectively                                                           164                159
    Additional paid-in capital                                                  44,916             44,622
    Accumulated deficit                                                        (43,146)           (39,216)
                                                                       -----------------------------------------
  Total shareholders' equity                                                     1,934              5,565
                                                                       -----------------------------------------
  Total liabilities and shareholders' equity                                 $  11,135          $  12,388
                                                                       =========================================

See accompanying notes.

                       Tangram Enterprise Solutions, Inc.

                            Statements of Operations
                    (in thousands, except per share amounts)


                                                                                       Three months ended September 30
                                                                                          2000                1999
                                                                                  ---------------------------------------
                                                                                                (unaudited)
Revenue:
   Licenses and products                                                             $     2,585       $     2,985
   Services                                                                                1,654             1,851
                                                                                  ---------------------------------------
Total revenue                                                                              4,239             4,836

 Cost of revenue:
   Cost of licenses and products                                                             455               524
   Cost of services                                                                          507               538
                                                                                  ---------------------------------------
Total cost of revenue                                                                        962             1,062
                                                                                  ---------------------------------------

 Gross profit                                                                              3,277             3,774

Operating expenses:
   Sales and marketing                                                                     1,782             1,851
   General and administrative                                                                648               820
   Research and development                                                                  865               847
                                                                                  ---------------------------------------
Total operating expenses                                                                   3,295             3,518
                                                                                  ---------------------------------------

(Loss) income from operations                                                                (18)              256

Other expense, net                                                                           (74)              (47)
                                                                                  ---------------------------------------

(Loss) income before income taxes                                                            (92)              209
Provision for income taxes                                                                     -                 9
                                                                                  ---------------------------------------

Net (loss) income                                                                    $       (92)      $       200
                                                                                  =======================================

(Loss) earnings per common share:
   Basic and diluted                                                                 $     (0.01)      $      0.01
                                                                                  =======================================

Weighted average number of common shares outstanding:
   Basic                                                                                  16,430            15,797
                                                                                  =======================================
   Diluted                                                                                16,430            16,132
                                                                                  =======================================

See accompanying notes

                       Tangram Enterprise Solutions, Inc.

                            Statements of Operations
                    (in thousands, except per share amounts)


                                                                                        Nine months ended September 30
                                                                                          2000                1999
                                                                                  ---------------------------------------
                                                                                                (unaudited)
Revenue:
   Licenses and products                                                             $     4,464       $     9,108
   Services                                                                                5,069             5,633
                                                                                  ---------------------------------------
Total revenue                                                                              9,533            14,741

 Cost of revenue:
   Cost of licenses and products                                                           1,447             2,031
   Cost of services                                                                        1,690             1,687
                                                                                  ---------------------------------------
Total cost of revenue                                                                      3,137             3,718
                                                                                  ---------------------------------------

 Gross profit                                                                              6,396            11,023

Operating expenses:
   Sales and marketing                                                                     5,126             5,912
   General and administrative                                                              2,614             1,518
   Research and development                                                                2,482             2,726
                                                                                  ---------------------------------------
Total operating expenses                                                                  10,222            10,156
                                                                                  ---------------------------------------

(Loss) income from operations                                                             (3,826)              867

Other expense, net                                                                          (104)             (138)
                                                                                  ---------------------------------------

(Loss) income before income taxes                                                         (3,930)              729
Provision for income taxes                                                                     -                15
                                                                                  ---------------------------------------

Net (loss) income                                                                    $    (3,930)      $       714
                                                                                  =======================================

(Loss) earnings per common share:
   Basic                                                                             $     (0.24)      $      0.05
                                                                                  =======================================
   Diluted                                                                           $     (0.24)      $      0.04
                                                                                  =======================================

Weighted average number of common shares outstanding:
   Basic                                                                                  16,263            15,792
                                                                                  =======================================
   Diluted                                                                                16,263            16,695
                                                                                  =======================================

See accompanying notes

                       Tangram Enterprise Solutions, Inc.

                            Statements of Cash Flows
                                 (in thousands)

                                                                                            Nine months ended September 30
                                                                                              2000               1999
                                                                                        ---------------------------------------
                                                                                                      (unaudited)
Operating activities
   Net (loss) income                                                                       $  (3,930)        $     714
   Adjustments to reconcile net (loss) income to net cash (used in)
     provided by operating activities:
       Depreciation                                                                              107               147
       Amortization                                                                            1,952             1,942
       Other                                                                                     379              (655)
   Cash provided by changes in working capital items:
       Accounts receivable and other current assets                                             (430)            1,083
       Accounts payable                                                                         (121)             (514)
       Accrued expenses                                                                          330                54
       Deferred revenue                                                                          (32)             (484)
                                                                                        ---------------------------------------
Net cash (used in) provided by operating activities                                           (1,745)            2,287

Investing activities
   Deferred software costs                                                                    (1,501)           (1,652)
   Expenditures for property and equipment                                                      (107)             (114)
   Sale-leaseback of equipment                                                                     -               105
                                                                                        ---------------------------------------
Net cash used in investing activities                                                         (1,608)           (1,661)

Financing activities
   Net borrowings (repayments) on  borrowings from shareholder                                 2,277              (815)
   Proceeds from exercise of stock options                                                       795                29
                                                                                        ---------------------------------------
Net cash provided by (used in) financing activities                                            3,072              (786)
                                                                                        ---------------------------------------

Net decrease in cash and cash equivalents                                                       (281)             (160)
Cash and cash equivalents, beginning of period                                                   445               245
                                                                                        ---------------------------------------
Cash and cash equivalents, end of period                                                   $     164         $      85
                                                                                        =======================================

Supplemental disclosure of cash flow  information
Cash paid during the period for interest                                                   $      65         $     168
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

Earnings per Share

     The basic earnings per common share calculations for 2000 and 1999 are computed based on the weighted-average number of common shares outstanding during each period. Diluted earnings per common share reflect the potential dilution that would occur assuming the exercise of stock options. Weighted average number of common shares outstanding on a diluted basis for the three and nine month periods ended September 30, 2000 does not include common stock equivalents because the effect of inclusion of these would be to reduce the loss per common share.

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

                        Tangram Enterprise Solutions, Inc

                        Notes to the Financial Statements
                                   (Unaudited)

Note 2.  Research and Development Costs (continued)

     Research and development costs are comprised of the following (in thousands):

                                                         Three months ended                Nine months ended
                                                            September 30                      September 30
                                                        2000          1999                2000            1999
                                                    ------------- -------------       ------------- -------------
  Research and development costs incurred           $    1,378      $   1,361         $    3,983       $   4,377
  Less - capitalized software development costs           (513)          (514)            (1,501)         (1,651)
                                                    ------------- -------------       ------------- -------------
  Research and development costs, net               $      865      $     847         $    2,482       $   2,726
                                                    ============= =============       ============= =============

     Included in cost of revenues is amortization of software development costs of $438,000 and $462,000 for the three months ended September 30, 2000 and 1999, respectively. Amortization of software development costs for the nine months ended September 30, 2000 and 1999 was $1.4 million for each period.

Note 3.  Long-term Debt - Shareholder

     The Company has a $6 million unsecured revolving line of credit with Safeguard Scientifics, Inc. ("Safeguard"), a majority shareholder of the Company, holding approximately 67% of the Company's outstanding common stock. Terms of the line of credit require monthly interest payments at the prime rate plus 1%. Principal is due thirteen months after date of demand by Safeguard or earlier in the case of a sale of substantially all of the assets of the Company, a business combination or upon the closing of a debt or equity offering. As of November 11, 2000, borrowings under the line of credit with Safeguard are $3.4 million.

Note 4.  Related Party Transactions

     Up until May, 2000 the Company was a party to an administrative support agreement with Safeguard under which the Company paid to Safeguard a fee equal to 1/4 of 1% of net sales, up to a maximum of $200,000 annually, including reimbursement of certain out-of-pocket expenses incurred by Safeguard. The administrative support services included consultation regarding our general management, investor relations, financial management, certain legal services, insurance programs administration, and tax research and planning, but did not cover extraordinary services or services that were contracted out. During the nine months ended September 30, 2000 and 1999, the Company incurred administrative service fees to Safeguard totaling approximately $71,000 and $149,000, respectively. The Company also incurred $118,100 and $213,500 of interest costs in 2000 and 1999, respectively, under the revolving line of credit with Safeguard.

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

                        Tangram Enterprise Solutions, Inc

                        Notes to the Financial Statements
                                   (Unaudited)

Note 4.  Related Party Transactions (continued)

     The Company has severance and non-competition agreements with certain officers of the Company that provide for continued health and dental benefits for up to one year and severance payments equal to one year of their respective base salaries upon termination of employment for any reason other than cause or voluntary termination. The Company may, at its discretion, provide these benefits upon termination for cause or voluntary termination. Each officer has agreed to refrain from competing with the Company for one year after termination during which time severance payments and health benefits would continue to be paid by Tangram. On January 3, 2000, the former CEO voluntarily resigned and the board exercised its option to grant the benefits provided under the severance and non-competition agreement with the executive. On June 30, 2000, the former senior vice president of legal voluntarily resigned and the board exercised its option to grant the benefits provided under the severance and non-competition agreement with the executive.

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

     During the first nine months of 2000, the Company has been evaluating its products and corporate strategy. Recently the Company announced that it will expand and enhance its flagship asset tracking solution, Asset Insight, to support full lifecycle asset management. The Company will continue to enhance its industry-leading asset tracking technology to ensure customers can effectively manage new and emerging technologies, such as wireless and PDA devices. These asset tracking features remain the foundation of every asset management initiative. Additionally, the Company will expand its central asset repository to support financial and contractual data, including software licenses, leases, contracts, warranties, maintenance agreements, retirements and disposals. Further, in support of the commitment to make Asset Insight a fully Web- enabled solution, all new features will be Web-based, allowing customers to access and analyze their diverse asset information directly from their Web browsers. As part of the Company's new lifecycle asset management offering, the Company will expand its services offering whereby it will work closely with customers to prioritize their asset management requirements, pinpoint the necessary process and technology changes and execute a phased asset management implementation plan that delivers significant value during each step of the deployment. The tailored services will cover specific disciplines, such as software license management; enterprise moves, adds and changes; and lease management. Declines in Asset Insight sales in the first half of 2000 have negatively impacted the Company's financial performance and cash requirements (see Liquidity and Capital Resources section) and as such may have an impact on the Company's plan to pursue its business strategy. Therefore, there can be no assurance that these efforts will be successful or delivered to the market on a timely basis.

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

     The Company has been and will continue to be dependent on closing large Asset Insight product sales in a given quarter. The license of the Company's software generally requires the Company to engage in a sales cycle that typically takes approximately three to nine months to complete. The length of the sales cycle may vary depending on factors over which the Company has little or no control, such as the size of the transaction, the internal activities of potential customers, and the level of competition that the Company encounters in selling its products. As such, the Company has historically experienced a certain degree of variability in its quarterly revenue and earnings patterns. This variability, in addition to the foregoing reason, is typically driven by significant events that impact the recognition of licenses, product, and implementation services revenue. Examples of such events include: the timing of major enterprise-wide sales of the Asset Insight product; "one-time" payments from existing customers for license expansion rights (required to install on a larger or an additional computer base); completion and customer acceptance of significant implementation rollouts and the related revenue recognition; budgeting cycles of its potential customers; changes in the mix of software products and services sold; organizational changes within the Company's channel partners; and software defects and other product quality problems. Historically, renewals have accounted for a significant portion of the Company's revenue; however, there can be no assurance that the Company will be able to sustain current renewal rates in the future. Additionally, the Company has often shipped and booked a substantial portion of its product revenue in the last month or weeks of a quarter. Due to the foregoing factor, quarterly revenue is not predictable with any significant degree of accuracy. In addition, the Company is experiencing increased market pressure in hiring and retaining personnel. The Company's growth and success depends to a significant extent on the continued service of its senior management and other key employees and the hiring of new qualified employees. Competition for highly skilled business, product development, technical, and other personnel is increasingly intense due to lower overall unemployment rates and the boom in information technology spending. Accordingly, the Company expects to experience increased compensation costs that may not be offset through either improved productivity or higher prices. These fluctuations in the timing and amounts of additional operating expenses may also cause profitability to fluctuate from one quarter to another.

     The Company's revenues are derived from product licensing and services. Services are comprised of maintenance, professional services, and training. License fees are generally due upon the granting of the license and typically include a warranty period as part of the license agreement. The Company also provides ongoing maintenance services, which include technical support and product enhancements, for an annual fee based upon the current price of the product.

     Revenues from license agreements are recognized currently, provided that all of the following conditions are met: a noncancelable license agreement has been signed, the product has been delivered, the fee is fixed or determinable, there are no material uncertainties regarding customer acceptance, collection of the resulting receivable is deemed probable and the risk of concession is deemed remote, and no other significant vendor obligations exist. Revenues from post-contract support services are recognized ratably over the term of the support period, generally one year. Maintenance revenues when and if bundled with license agreements are unbundled using vendor-specific objective evidence. Consulting revenues are primarily related to implementation services most often performed on a time and material basis under separate service agreements for the installation of our products. Revenues from consulting and training services are recognized as the respective services are performed.


Results of Operations

Revenue

     Licenses and products revenue include the sales of Asset Insight, AM:PM and related products, and the traditional mainframe products of Arbiter and gateways, including product upgrades and add-ons. Licenses and products revenue decreased 13% for the three month period ended September 30, 2000 to $2.6 million from $3.0 million in 1999. Licenses and products revenue decreased 51% for the nine month period ended September 30, 2000 to $4.5 million from $9.1 million in 1999. Asset Insight licenses and products revenue contributed $2.5 million, or 97% of total licenses and products revenue in the third quarter of 2000 up from $2.4 million, or 79% in the same period in 1999. Asset Insight licenses and products revenue decreased 49% for the nine month period ended September 30, 2000 to $3.6 million from $7.1 million in 1999. The decline year to date in Asset Insight product sales in 2000 has been impacted by a continuation of Year 2000 (Y2K) budget freezes, competitive pressures and disruption in the Company's indirect sales channels and direct sales force. While the effects of Y2K appears to be over, the market took longer to recover than expected. Revenue from AM:PM and traditional mainframe products decreased to $67,000 in the third quarter of 2000 from $615,000 in the comparable period of 1999. Revenue from

AM:PM and traditional mainframe products decreased to $829,000 during the nine months ended September 30, 2000 from $2.0 million in the comparable period of 1999. The Company is no longer actively marketing or selling the AM:PM and traditional mainframe product lines, and as such, we anticipate the trend of reduced AM:PM and traditional mainframe product revenues to continue.

     Services revenue includes software and hardware maintenance contracts, Asset Insight implementation services, and training and support services not otherwise covered under maintenance agreements. Total services revenue for the third quarter decreased 11% to $1.7 million in 2000 from $1.9 million in 1999. For the nine months ended September 30, 2000 and 1999, respectively, services revenue decreased 10% to $5.1 million from $5.6 million. Maintenance contract revenue for the three month period ended September 30, 2000 was $1.6 million compared to $1.5 million in 1999. The overall increase was the result of a $343,000 increase in Asset Insight maintenance contract revenue offset by a $282,000 decrease in AM:PM and Arbiter maintenance renewals. For the three month period ended September 30, 2000, Asset Insight maintenance contract revenue was $1.1 million compared to $777,000 in 1999. For the nine month period ended September 30, 2000, maintenance contract revenue was $4.3 million compared to $4.5 million in 1999. Asset Insight maintenance contract revenue increased 55%, or $1.0 million, for the nine months ended September 30, 2000 to $2.8 million from $1.8 million in 1999 offset by a decrease of $1.2 million in AM:PM and Arbiter maintenance renewals. As noted above, we expect this trend to continue. Asset Insight services revenue decreased to $87,000 in the third quarter of 2000 from $332,000 in the same period of 1999. For the nine months ended September 30, 2000 and 1999, respectively, Asset Insight services revenue decreased 28% to $814,000 from $1.1 million. The decline in Asset Insight services revenue is directly correlated to the decline in the first two quarters of 2000 in Asset Insight licenses and products revenue.

Cost of Revenue

     Cost of licenses and products includes costs related to the distribution of licensed software and hardware products and the amortization of capitalized software development costs. A significant component of cost of licenses and products is attributable to the amortization of deferred development costs, which is generally fixed in nature. The cost of licenses and products as a percentage of licenses and products revenue remained at 18% for the three month periods ended September 30, 2000 and 1999. Cost of licenses and products decreased 13% in the three month period ended September 30, 2000 to $455,000 from $524,000 for the same period in 1999. Amortization of software development costs for the three month periods ended September 30, 2000 and 1999 was $438,000 and $462,000, respectively. For the nine month period ended September 30, 2000, the cost of licenses and products as a percentage of licenses and products revenue increased to 32% from 22% in the same period of 1999. In absolute dollars, costs of licenses and products for the nine months ended September 30, 2000 decreased 29% to $1.4 million from $2.0 million in 1999 principally because in the first quarter of 1999, costs of licenses and products reflects $500,000 for the purchase and bundling of a third-party software product that integrates with Asset Insight. Amortization for the nine months ended September 30, 2000 and 1999, remained at $1.4 million.

     Cost of services reflects the cost of the direct labor force, including the associated personnel, travel and subsistence, and occupancy costs incurred in connection with providing consulting and maintenance services. As a percentage of services revenue, cost of services increased to 31% for the three months ended September 30, 2000 from 29% for the comparable period in 1999. Cost of services for the quarter decreased to $507,000 in 2000 from $538,000 in 1999. In absolute dollars, cost of services as a percentage of services revenue for the nine months ended September 30, 2000 and 1999 was 33% and 30% for the respective periods. Cost of services for the nine months ended September 30, 2000 and 1999 remained the same at $1.7 million. The overall increase in cost of services as a percentage of services revenue is primarily a result of the higher percentage use in 2000 of consultants who are subcontractors of the Company which generally cost significantly more than the consultants employed by the Company.

Sales and Marketing

     Sales and marketing expenses consist principally of salaries, commissions and benefits for sales, marketing, and channel support personnel, and the costs associated with product promotions and related travel. Sales and marketing expenses decreased 4% to $1.8 million for the three month period ended September 30, 2000 from $1.9 million for the comparable period in 1999. For the nine months ended September 30, 2000, sales and marketing expenses decreased to $5.1 million from $5.9 million for the same period in 1999, representing an 13% decrease. Sales and marketing expenses increased as a percentage of revenue for the three and nine months ended September 30, 2000 to 42% and 54%, respectively, from 38% and 40% in 1999, principally resulting from lower revenues realized in the three and nine months ended September 30, 2000. The reduction in absolute dollars in 2000 is directly attributable to lower sales commission, marketing costs and related sales travel as a result of the overall decline in sales revenue. Competition for highly skilled sales and marketing personnel is increasingly intense. Accordingly, the Company has experienced increased market pressure related to hiring and retaining qualified personnel, resulting in undesirable turnover in the sales organization and increased staffing cost. Furthermore, the Company expects this trend of increased market pressure and rising compensation costs to continue.

General and Administrative

     General and administrative expenses consist principally of salaries and benefit costs for administrative personnel, general operating costs, legal, accounting and other professional services. General and administrative expenses decreased to $648,000 for the three month period ended September 30, 2000 from $820,000 for the same period in 1999. For the nine months ended September 30, 2000, general and administrative expenses increased 72% to $2.6 million from $1.5 million for the comparable period in 1999. In May 1999, the Company and a customer reached an amicable resolution to a collection dispute that resulted in the recovery of $925,000 of an outstanding receivable, which is reflected in the 1999 statement of operations as a reduction to general and administrative expenses. Excluding this recovery, general and administrative expenses increased 7% for the nine months ended September 30, 2000 when compared to 1999. The increase in the nine month numbers reflects consultant fees and business costs associated with the Company's initiative in 2000 to investigate, formalize and pursue a new business strategy. The Company does not anticipate that it will incur additional costs associated with this initiative.

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

     Gross expenditures for research and development in the third quarter of 2000 and 1999 remained relatively constant at $1.4 million. Comparing the nine months ended September 30, 2000 and 1999, gross research and development costs decreased 9% to $4.0 million from $4.4 million, respectively. The decrease in cost for the nine months ended September 30, 2000 can be attributable to lower staffing levels and personnel related costs when compared to the same periods in 1999. Net research and development expenses decreased 2% to $865,000 in the third quarter of 2000 from $847,000 in 1999. Net research and development expenses for the nine months ended September 30, 2000 and 1999, respectively, decreased 9% to $2.5 million from $2.7 million. Deferred development costs were $513,000 and $514,000 in the third quarter of 2000 and 1999, respectively. Deferred development costs for the nine months ended September 30, 2000 were $1.5 million and $1.7 million in 1999. As a percentage of gross research and development expenditures, deferred development costs were 37% and 38% in the third quarter of 2000 and 1999, respectively. Deferred development costs as a percentage of gross research and development expenditures remained constant at 38% for the nine month periods ending September 30, 2000 and 1999. As a result of rapid technological change in the industry, our position in existing markets can be eroded rapidly by product advances. The life cycles of our products are difficult to estimate. Our growth and future financial performance depend in part upon our ability to improve existing products and develop and introduce new products that keep pace with technological advances, meet changing customer needs, and respond to competitive products. As such, the Company will continue to commit substantial resources to research and development efforts in the future.

Provision for Income Taxes

     There was no provision for income taxes for the three and nine months ended September 30, 2000 due to a net loss in the first half of 2000 and the result of the net operating loss carryforwards available.

Net (Loss) Earnings

     The Company recorded net losses of $92,000, or ($0.01) per share, and $3.9 million, or ($0.24) per share, in the three and nine month periods ended September 30, 2000, respectively, compared to net earnings of $200,000, or $0.01 per share (diluted), and $714,000, or $0.04 per share (diluted), in the comparable period of 1999. The net loss in 2000 is the result primarily of the revenue decline and incremental cost associated with the Company's business strategy initiative, as noted above, mitigated in part by cost control measures employed by the Company.

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

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101, as amended, is effective no later than the third calendar quarter of fiscal 2001. The Company is in the process of evaluating the potential impact of SAB No. 101, but anticipates that the impact to the Company's financial statements, if any, will be insignificant.

     The Company does not expect the adoption of other recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flows.


Liquidity and Capital Resources

     The Company currently has a $6.0 million unsecured revolving line of credit with Safeguard. Terms of the line of credit require monthly interest payments at the prime rate plus 1%. Principal is due thirteen months after date of demand by Safeguard or earlier in the case of a sale of substantially all of the assets of the Company, a business combination or upon the closing of a sale of a debt or equity offering. As of November 11, 2000, borrowings under the line of credit with Safeguard are $3.4 million. Although in the past the Company has funded its operations through borrowings and cash generated from operations, the recent trend of declining revenue quarter to quarter may require the Company to seek other sources of capital.

     The decline in revenue and increased net losses have resulted in the Company using $1.7 million in cash from operating activities compared to $2.3 million in cash provided from operating activities in 1999. This decline was offset in part by improved collection efforts and a decrease in other working capital items since the beginning of the year.

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

     As stated above, Safeguard has agreed to assist in funding the Company's projected cash requirements by providing a $6.0 million line of credit, of which $2.6 million is available for future borrowings as of November 11, 2000. Although operating activities may provide cash in certain periods, the Company anticipates that its operating and investing activities may use additional cash. Consequently, operations may require the Company to obtain additional equity or debt financing. However, the Company has no present understanding, commitment, or agreement with respect to any such transaction. Accordingly, there can be no assurance that the Company will have access to adequate debt or equity financing or that, if available, it will be under terms and conditions satisfactory to the Company or which may not be dilutive.

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



Item 6. Exhibits and Reports on Form 8-K

a)   Exhibits

      Exhibit
      Number         Exhibit Description
      ------         -------------------

      27*            Financial Data Schedule
      *              Filed herewith

b)   Reports on Form 8-K

     No reports on Form 8-K have been filed by the Registrant during the quarter ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Tangram Enterprise Solutions, Inc.
                              ---------------------------------



Date  November 13, 2000       /s/ John N. Nelli
      -----------------       --------------------------------------------------
                              John N. Nelli
                              Senior Vice President and Chief Financial Officer
                              (Principal Financial & Accounting Officer)

                                  EXHIBIT INDEX

     The following exhibits were filed with the Company's Current Report on Form 10-Q, dated September 30, 2000.


    Exhibit
    Number           Exhibit Description
    ------           -------------------

    27*              Financial Data Schedule
    *                Filed herewith