Form 10-K405
period 2000-12-31
TANGRAM ENTERPRISE SOLUTIONS INC
filed 2001-04-02
CIK 804121

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                                  (Mark one)
           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended   December 31, 2000
                                           ------------------------------

                                      OR

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from _________ to __________

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

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X   No  ____
                                                  ----

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
            -

  The aggregate market value of shares of common stock held by non-affiliates on March 27, 2001 (as reported on The Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the symbol TESI) was approximately $2,896,698. For purposes of determining this amount only, Registrant has defined affiliates as including
(a) the executive officers named in Part I of this 10-K report, (b) all directors of Registrant, and (c) each shareholder that has informed Registrant by March 27, 2001 that it is the beneficial owner of 10% or more of the outstanding common stock of Registrant.

  As of March 27, 2001 there were 19,405,548 shares of the Company's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Proxy Statement relative to the June 06, 2001 annual meeting of shareholders of registrant, to be filed within 120 days after the end of the year covered by this report on Form 10-K, are incorporated by reference in Part III, Items 10, 11, 12 and 13 of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" for the purposes of this report on Form 10-K.

                      Tangram Enterprise Solutions, Inc.
                              Index to Form 10-K
                  For the Fiscal Year Ended December 31, 2000

                                    PART I

                                                                  Page
                                                                  ----
Item 1   -   Business                                                3

Item 2   -   Properties                                             11

Item 3   -   Legal Proceedings                                      11

Item 4   -   Submission of Matters to a Vote of Security Holders    11

         -   Executive Officers of the Registrant                   13

                                    PART I

Item 5   -   Market For Registrant's Common Equity
              and Related Stockholder Matters                       14

Item 6   -   Selected Financial Data                                16

Item 7   -   Management's Discussion and Analysis of
              Financial Condition and Results of Operations         17

Item 7A  -   Quantitative and Qualitative Disclosures About
              Market Risk                                           24

Item 8   -   Financial Statements and Supplementary
              Data                                                  24

Item 9   -   Changes in and Disagreements With Accountants
              on Accounting and Financial Disclosure                24

                                    PART III

Item 10  -   Directors and Executive Officers of the Registrant     25

Item 11  -   Executive Compensation                                 25

Item 12   -  Security Ownership of Certain Beneficial
              Owners and Management                                 25

Item 13   -  Certain Relationships and Related Transactions         25

                                    PART IV

Item 14  -   Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K                                           26

In this Form 10-K, the "Company," "Tangram," "Tangram Enterprise Solutions," "we," "us" and "our" refer to Tangram Enterprise Solutions, Inc., a Pennsylvania corporation.

                                     PART I

Item  1.  Business

General

   Tangram Enterprise Solutions, Inc. ("Tangram") develops and markets lifecycle asset management software for large and midsize organizations across all industries, in both domestic and international markets. Our core business strategy and operating philosophy focuses on delivering world-class customer care, providing phased asset management solutions that are tailored to our customers' evolving business needs, and maintaining a leading-edge technical position that results in long-term customer loyalty and sustained shareholder value.

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

Background and Strategy

   For more than 17 years, we have been working closely with our customers to design and develop software that addresses the most demanding business requirements. During this time, we have obtained a keen understanding of the mission-critical issues our customers must grapple with each day, and we have proven that our solutions provide immediate benefits and offer long-term value.

   Since early 1996, we have focused our business on the asset tracking market and the sale of Asset Insight, our flagship asset tracking point solution. Designed for diverse business leaders, Asset Insight is a best-of-breed solution that automatically discovers the hardware, software, configuration, user, and location of each workstation, server, and network device in the enterprise. To date, hundreds of worldwide organizations have purchased Asset Insight to manage over two million workstations and servers. These organizations rely on Asset Insight's current and historical asset information to ensure information technology investments are in line with corporate initiatives, improve end-user support services, plan technology upgrades, and reduce the overall cost of asset ownership.

   The Company's original software offerings, Arbiter and AM:PM, are still in use today by organizations throughout the world, enabling them to perform electronic software distribution, automated data collection, and remote resource management on diverse enterprise systems. We are no longer actively marketing or selling the Arbiter, AM:PM, and traditional mainframe product lines, and as such, we anticipate that the trend of reduced Arbiter, AM:PM, and traditional mainframe product license and postcontract customer support revenue and maintenance renewals to continue.

Recent Developments

   In October 2000, we announced a strategic move to become a leader in the asset management market. This strategy builds upon our core Asset Insight tracking technology and expands us into a steadily growing, multi-billion dollar market space.

   In support of this business strategy, we purchased the technology of Wyzdom Solutions, Inc. ("Wyzdom") from Axial Technology Holding AG ("Axial") in March 2001. With Wyzdom's fully web-based lifecycle asset management technology, we believe we are well positioned to deliver a full asset management offering by mid-2001. This lifecycle offering, which will be rebranded as a member of the Tangram family of solutions, will allow business leaders to manage their information technology assets from initial planning and procurement through final disposal--ensuring information technology is maximized to cost-effectively support corporate objectives.

   Our strategy is to deliver phased asset management solutions that address our customers' most pressing business demands as they are ready to address them. Specifically, we will work closely with our customers to understand their corporate mission, devise solutions that evolve with their business, and implement the solutions--one phase at a time. More importantly, after the implementation of each phase, we will conduct customer "checkups" to validate the immediate and long-term benefits of our solution in the customers'
enterprise.   We believe this phased, customer-centric approach will ensure that our solutions are aligned with our customers' business drivers as they evolve. Additionally, it will allow us to optimize the results of each customer engagement, promote ongoing customer loyalty, and maximize shareholder value.

   We are committed to providing world-class customer care and becoming a leader in the asset management market by supporting an active development program that broadens the utility of our asset tracking and asset management products. Product development efforts include expanding the depth and breadth of the information tracked by our asset tracking technology, extending our asset management capabilities, and enhancing the integration between our asset tracking and asset management solutions to assist companies in relating their information technology asset information to business processes, decisions, and objectives.

   We continually evaluate our products and corporate strategy and have in the past and will in the future undertake organizational changes and product and marketing strategy modifications that are designed to maximize market penetration, maximize the use of limited resources and develop new products and product channels. There can be no assurance that these efforts will be successful. Further, if we are successful in achieving our objectives and growth plans, that growth is likely to place a significant burden on our operating and financial systems, resulting in increased responsibility for senior management and other personnel within Tangram. There can be no assurance that our existing management or any new members of management will be able to augment or improve existing systems and controls or implement new systems and controls in response to future growth, if any. Our failure to do so could have a material adverse effect on Tangram's business, operating results and financial condition.

Industry Background

   Information technology ("IT") has had a profound impact on corporate productivity and bottom line performance as technology has fueled everything from e-business to supply chain management to the management of customer relationships. In fact, the IT business unit is now recognized as a strategic business partner that is inextricably tied to corporate operations and growth objectives.

   Increased economic pressures are now driving companies to carefully scrutinize their burgeoning IT investments and identify ways to control costs. In response, business leaders are turning their attention to IT asset management. Specifically, they are looking for innovative ways to maximize their return on IT investments, expand IT and employee productivity, and reduce the costs associated managing the lifecycle of IT assets. For this reason, IT asset management is becoming a mainstream and increasingly important corporate initiative.

   IT asset management is the process of controlling hardware and software assets throughout their lifecylce--from procurement, through daily operations, through final disposal. While asset management is primarily a business practice, it is supported by repository technology that consolidates diverse financial, contractual, ownership, and physical asset data.

   For example, a central asset repository provides a single view of purchase requests, purchase orders, asset deliveries, software license agreements, leasing contracts, maintenance and warranty terms, assets costs, departmental and user data, physical attributes, vendor performance, depreciation schedules, and so on. By analyzing and reporting on the information in a central repository, organizations can determine everything they need to know about an asset--how much did it cost, what hardware and software does it include, is the software licensed, who did we buy it from, who is using it, where is it physically located, which department code should the cost be assigned to, which vendor should be called when support is needed, when does the lease expire, when should the asset be retired, what are the depreciation rates, etc.

   There are numerous tactical and strategic benefits associated with the consolidation of this information. Organizations can better plan and budget for IT investments to meet corporate objectives, obtain volume discounts, streamline procurement processes, reassign assets no longer in use, ensure procured assets meet corporate standards, avoid costly software license violations, prevent unnecessary lease penalties and buyouts, improve support services, reduce employee downtime, accurately calculate depreciation rates, perform departmental chargebacks, efficiently retire and dispose of assets, avoid paying taxes and maintenance on disposed assets--all leading to reduced costs and improved effectiveness of IT investments.

   Given the span of benefits associated with asset management, industry analyst Gartner Dataquest predicts that the U.S. asset management market will grow at an compound annual growth rate of 20% reaching $4.8 billion by 2003 (including tools and services).

Products and Services

   Tangram's family of solutions provides both mid-sized and large companies with a full range of asset tracking and asset management capabilities. To support our phased solution strategy, each product component can be purchased separately, allowing customers to implement the functionality they require based on their unique business demands. To help customers leverage the extensive benefits of our solutions, the Company also offers a variety of deployment planning, strategic implementation, business processes, and training services.

Asset Tracking Products

   Asset Insight is an asset tracking solution designed for large organizations with diverse networks. On a scheduled basis, Asset Insight automatically discovers hardware, software, and configuration changes and associates this information with desktop users and departments across the enterprise. Asset data on workstations, servers, laptops, network systems, and handheld devices is automatically gathered and readily available from an easy-to-use, web-based reporting tool. With this current and historical information, decision makers can track changes in their hardware and software assets, forward plan technology requirements, optimize end-user productivity, identify missing hardware components, enforce standards, and resolve desktop problems quickly. Asset Insight employs an open data repository, using standard relational database technology that gives corporations access to their data and facilitates integration with third-party products.

   Asset Insight express is an asset tracking solution targeted at mid-sized organizations. The express solution boasts many of the same high-value features Asset Insight customers have come to appreciate and depend upon to track their IT assets worldwide. By empowering mid-sized organizations with historical intelligence on the location, user, and configuration of each hardware and software asset in the enterprise, executives can reduce costs and improve the success of key initiatives, such as technology migrations, desktop move, adds and changes, desktop standards enforcement, and help desk support.

   Asset Insight Infrastructure Subsystem automatically discovers and tracks the location and history of any network device that responds to the Simple Network Management Protocol (SNMP), including bridges, switches, routers, hubs, and printers. The information that is collected is easily accessible using Asset Insight's built-in reporting and viewing features, allowing business and technology managers to control diverse network assets, which are essential to corporate productivity.

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

Asset Management Products

   By mid-2001, we anticipate the release of Enterprise Insight(TM), a full lifecycle asset management solution that enables customers to manage the procurement, financial terms, contractual details, and final disposal of enterprise assets. This information is essential for making strategic decisions that leverage information technology assets, optimize the return on investment, maximize corporate productivity, and ensure assets are meeting corporate objectives. Enterprise Insight includes diverse modules that, in accordance with our phased asset management strategy, are marketed separately to meet the individual business demands of each customer.

   Asset Manager, the core Enterprise Insight module, allows customers to manage important service and contractual agreements related to enterprise assets. This includes software licenses, maintenance and warranty contracts, and financial data. With this information in a central database, customers can ensure all assets are properly covered under service agreements, dispatch the appropriate service provider when support is needed, avoid software license violations, assign costs to the appropriate business units, and reduce the overall costs associated with the management of enterprise assets.

   Lease Manager automates the entire lease management cycle, from initial request to lease termination. Using the Lease Manager, organizations can request leased assets from a catalog, generate requests for quotes, submit orders, track lease agreements, and prepare for lease end. Additionally, organizations can receive notifications when leases are due to expire, allowing them to make informed renewal decisions and avoid unnecessary buyouts and penalties. As a result, customers can dramatically reduce the time and costs associated with ensuring the most effective use of leased assets to support corporate productivity.

   Procurement Manager allows customers to automate the entire procurement process. Specifically, customers can request items from a catalog, automatically submit purchase requests for approval, generate purchase orders, record the receipt of assets, and validate invoices. The automated procurement process enables customers to avoid duplicate and disparate procurement efforts among your various departments, make effective IT planning and budgeting decisions, ensure procured assets meet corporate configuration standards, and verify that invoiced items match the initial request. This results in considerable time, resource, and overall cost savings.

Asset Insight Services

   The Company's Professional Services Group offers a variety of expert services to adapt our solutions to each customer's unique enterprise and business requirement. We currently offer implementation services, deployment planning, database services, and several other expert services.

   Implementation Services include initial planning and resource allocation, pilot implementation, knowledge transfer, and enterprise-wide rollout support.

   Training Programs are provided to our customers and channel partners on the implementation, administration, and effective usage of our products in diverse customer environments.

   Additional Services are provided, allowing our professional service group to assist customers with the enforcement of enterprise standards, the implementation of product upgrades, the development of best practices for their business.

Enterprise Insight Services

   With the launch of our Enterprise Insight offering, we will offer an array of strategic implementation and asset management services. To effectively deliver these services, we will leverage Wyzdom's domain expertise in aligning business processes with asset management technology.

   Strategic Implementation Services will enable us to walk our customers through initial planning, process management, product deployment, support, and training, thereby maximizing the value of our solution in each customer's unique business environment.

   Strategic Asset Management Analysis graphically captures the processes related to the customer's current asset lifecycle management infrastructure and allows us to recommend improved processes with demonstrated cost and resource savings.

   Additional Services will be provided to assist customers with specific business issues, such as lease management, license management, procurement processes, etc., allowing customers to maximize their lifecycle asset management initiatives.

Product Development

   Project teams handle product development from specification, design, and implementation to product release. These project teams operate as autonomous units and include developers, product managers from marketing, quality control managers, and members of senior management. Each product and enhancement is submitted through a process that determines the marketability of the product, revenue potential, development requirements, and support requirements. Critical technical factors are also considered in determining the viability of a Tangram family product, such as scalability, level of automation, ease of use, support for multiple platforms, and open architecture.

   We have internally developed the majority of our products and associated documentation. We have acquired in the past, and we intend to continue to evaluate on an ongoing basis the value of acquiring, certain software technology from others and integrating those technologies into our product lines. In 2000, the Company expended $5.4 million for product development costs, compared with $5.7 million in 1999, and $5.3 million in 1998. In accordance with Statement of Financial Accounting Standards No. 86, the Company capitalizes certain development costs. During fiscal 2000, 1999, and 1998, the Company capitalized $2.0 million, $1.7 million, and $2.0 million, respectively, or 37%, 30%, and 37%, respectively, of total product development costs. No material expenditures were made in fiscal 2000, 1999, and 1998 for the acquisition of software technology.

   The asset management software and the application suite markets are highly fragmented and are characterized by ongoing technological developments, evolving industry standards, and rapid changes in customer requirements. Our success depends upon our ability to offer a broad range of asset tracking and asset management software products, to continue to enhance our existing products, to develop and introduce in a timely manner new products that leverage technological advances, and to respond promptly to new customer requirements. While we believe that we currently offer the broadest product in the asset tracking market and a unique, highly competitive asset management solution, the asset management market is continuing to evolve and customer requirements are continuing to change. As the market evolves and competitive pressures increase, we believe that we will need to further expand our product offerings and improve the integration between our asset tracking and asset management solution. As a result of rapid technological change in the industry, our position in existing markets can be eroded rapidly by product advances. The life cycles of our products are difficult to estimate. Our growth and future financial performance depend in part upon our ability to improve existing products and develop and introduce new products that keep pace with technological advances, meet changing customer needs, and respond to competitive products. If we cannot compete effectively in our markets by offering products that are comparable in functionality, ease of use and price to those of our competitors, our revenues will decrease, and our operating results will be adversely affected. Many of our current and potential competitors have substantially greater financial, technical, marketing and other resources than we have. As a result, they may be able to devote greater resources than we can to the development, promotion and sale of their products and may be able to respond more quickly to new or emerging technologies and changes in customer needs. As such, we will continue to commit substantial resources to research and development efforts in the future.

   Software products as complex as those we offer may contain errors that may be detected at any point in a product's life cycle. In the past, we have discovered software errors in certain of our products and have experienced delays in shipment of products during the period required to correct these errors. There can be no assurance that, despite our testing, errors will not be found. Such errors may result in loss of, or delay in, market acceptance and sales, diversion of development resources, injury to the reputation of Tangram, or increased service and warranty costs, any of which could have a material adverse effect on the our business, results of operations, and financial condition.

Customers

   Our customer base is comprised of mid-sized and large, Fortune 1000 enterprises and government agencies that are managing heterogeneous enterprises and mission-critical applications. Our customers are located primarily in North America and Europe and include companies in industrial, institutional, and governmental markets. We operate in a single industry and are engaged in the design and sale of a limited number of software products. No single customer accounted for more than 10% of total revenue in 2000, 1999 and 1998.

   In order to grow our business, increase our revenues, and improve our operating results, we believe we must continue to expand internationally. In 2000, we established a direct sales presence in the United Kingdom and the Netherlands and expanded our list of international distributors. If we expend substantial resources pursuing an international strategy and are not successful, our revenues will be less than our management's expectations, and our operating results will suffer. International expansion will require significant management attention and financial resources, and we may not be successful expanding our international operations. Additionally, we have limited experience in developing local language versions of our products or in marketing our products to international customers. We may not be able to successfully translate, market, sell, and deliver our products internationally. To date, the majority of our international revenue has been denominated in United States currency; therefore, we have not experienced any significant currency fluctuations or any other material adverse effects associated with doing business overseas. Even if we are successful in expanding our operations internationally, conducting business outside North America poses many risks that could adversely affect our operating results. In particular, we may be exposed to longer payment cycles, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements and tariffs, and fluctuating exchange rates. International revenue (including maintenance contracts) represented approximately 12%, 5% and 12% of our total revenue in 2000, 1999, and 1998, respectively.

Sales and Marketing

Sales

   During 2000, many of our channel partners experienced internal management and financial performance problems that impacted their ability to resell Tangram's product. In response we have shifted from exclusively indirect sales channel to a predominantly direct sales organization that focuses on developing new account opportunities and expanding opportunities within individual customer accounts. We have also formed a direct telesales group that concentrates on increasing our penetration of the mid-size market.

   We continue to employ a small indirect sales group that works closely with our major resellers to manage the indirect channel activity. To further improve market penetration, we have also divided our channel partners into two tiers. In addition to reselling our Asset Insight and Enterprise Insight solutions, our tier 1 channel partners will be brought into service engagements as appropriate to meet customer requirements. Our tier 2 partners will serve as traditional resellers. These channel partners will also be allowed to sell other products that are complementary to, or compete with, those of Tangram. While we encourage our channel partners to focus on our products through marketing and support programs, there can be no assurance that these channel partners will not give greater priority to products of other suppliers, including competitors.

   We are currently investing and intend to continue to invest significant resources in developing the direct sales organization. The sales organization is using a new sales process to shift from a point solution to a business solution sale. Working closely with prospective customers' cross-functional management team, our sales team explores business issues and develops phased asset management solutions to address these issues. Customers can then invest in our solutions one phase at a time--as the customer's business is ready to adopt the solution. At the completion of each phase, we will work with the customer to demonstrate the value they are receiving and then define and finalize the agreement for the next phase of the engagement. Our products and services require a sophisticated selling effort targeted at several key people within a prospective customer's organization. This process requires the efforts of experienced sales personnel as well as specialized consulting professionals. In addition, the complexity of our products, and issues associated with installing and maintaining them, require highly-trained customer service and support personnel. We are in the process of expanding our direct sales force to complement our marketing arrangements with our channel partners and distributors. As we have only recently begun this expansion, our direct sales force has limited experience selling and delivering our phased asset management solutions. If we are unable to successfully train our direct sales force or hire these personnel in the future and train them in the use of our products, our business, operating results and financial conditions could be harmed.

   A key part of the Company's solution will be the delivery of expert asset management services. If we are unable to meet customers' service requests with internal resources (due to limited capacity or business expertise), we will partner with our resellers and other third-party service providers for additional support. There can be no assurance that we will be able to effectively implement this new sales process. Our failure to implement solutions that address customers' requirements and provide timely and cost-effective customer support and service could have a material adverse effect on our business, operating results, and financial condition.

Marketing

   During 2000, we focused our marketing efforts on promoting Tangram's unique phased asset management approach, continuing to build the asset tracking market, promoting Tangram's solutions and product enhancements, and generating leads.
We have continued to leverage our successful corporate marketing strategy, emphasizing the position that asset tracking is the first step in any asset management initiative and leveraging the position that Asset Insight has attained as the premier offering in the asset tracking market. We have also continued implementation of our enhanced market awareness programs, including speaking engagements, executive briefings, industry trade shows, surveys, and focused public relations efforts.

   Our focus in 2001 will be to continue to generate interest and leads in order to drive awareness of Tangram's asset management solutions through the established sales channels. Additionally, we will focus on targeted and active promotional campaigns aimed at Fortune 1000 and mid-sized end users throughout North America and Europe. We are positioning our products as market-driven business solutions that improve corporate productivity, leverages customer information systems investments, assist customers in the migration to new technologies, and provide a superior value-to-price ratio. To ensure that the products reflect the changing market requirements, all of our product development efforts are integrated with marketing and other functions in a team approach (see Product Development section).
              ------- -----------

   Customer requests for enhancements to current products and the development of new products play a significant role in the development of our product marketing strategy. Senior management teams make regular customer visits to gain customer insight and feedback. Additionally, we conduct regular customer surveys to evaluate overall customer satisfaction, as well as future product needs.

Competition

   There are many vendors in the infrastructure management market, which includes asset tracking and asset management. This has created confusion and overlap among vendors, such as Peregrine, Remedy, MainControl, IntraWare, and Tally. As a competitive differentiator, we are positioning our new phased asset management solution as a unique offering that is tailored to customers' business environments. Our best-of-breed components are implemented one at a time in the order required by the customer. Our products give users the benefits of a flexible, integrated software suite, where each component is capable of working either alone or in conjunction with other components. This enables an organization to determine its most critical asset management needs and implement a solution in accordance with time and budget constraints. At a later date, an organization may expand this solution by adding other asset management components or targeted groups of components as corporate needs change. This customer-centric strategy is distinctly different from competitive firms that sell complex, difficult-to-deploy, asset management suites.

   Additionally, systems management suites provide auto-discovery features that overlap with our offerings. These vendors include Microsoft's SMS, Hewlett-Packard's OpenView, and Computer Associates' Unicenter. In the mid-sized asset tracking market, Asset Insight express competes with low-end discovery tools, such as Blue Ocean's TrackIT.

   If we cannot compete effectively in our markets by offering products that are comparable in functionality, ease of use and price to those of our competitors, our revenues will decrease, and our operating results will be adversely affected. Many of our current and potential competitors have substantially greater financial, technical, marketing and other resources than we have. As a result, they may be able to devote greater resources than we can to the development, promotion and sale of their products and may be able to respond more quickly to new or emerging technologies and changes in customer needs.

   We also face competition from numerous start-up and other entrepreneurial companies offering products that compete with the functionality offered by one or more of our asset management products and the internal information technology departments of those companies with asset management needs. In addition, alliances among companies that are not currently direct competitors could create new competitors with substantial market presence. Because few barriers to entry exist in the software industry, we anticipate additional competition from new and established companies as well as business alliances. We expect that the software industry will continue to consolidate. In particular, we expect that large software companies will continue to acquire or establish alliances with our smaller competitors, thereby increasing the resources available to these competitors. These new competitors or alliances could rapidly acquire significant market share at our expense.

Intellectual Property

   Our success is in part dependent upon proprietary technology. We rely primarily on a combination of copyright and trademark laws, confidentiality procedures, and contractual provisions to protect our proprietary rights. Our products are generally licensed to end users pursuant to a license agreement that restricts the use of the products to a limited number of control point processors and/or a designated site, or a limited number of nodes. We do not allow the source code to be distributed to customers for its products. We have been required from time to time to enter into source code escrow agreements with certain customers and distributors for certain of our products. These agreements require the release of source code only under very limited circumstances, principally a breach of our support obligations or a filing of bankruptcy. We seek to protect our software, documentation, and other written materials under trademark and copyright laws, which provide only limited protection. Despite precautions we take, it may be possible for unauthorized third parties to copy aspects of its current or future products or to obtain and use information that we regard as proprietary. There can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar or superior technology. In addition, the laws of some foreign countries do not protect the US companies' proprietary rights to the same extent as the laws of the United States.

   There has also been substantial industry litigation regarding intellectual property rights of technology companies. We are not aware that any of our software product offerings infringes upon the proprietary rights of third parties. In addition, as we may acquire a portion of software included in future products from third parties, our exposure to infringement actions may increase because we must rely upon such third parties as to the origin and ownership of any software being acquired. In the future, litigation may be necessary to enforce and protect intellectual property rights we own. We may also be subject to litigation to defend against claimed infringement of the rights of others or to determine the scope and validity of the proprietary rights of others. Any such litigation could be costly and divert our management's attention, either of which could have a material adverse effect on our business, financial condition, and results of operations. Adverse determinations in such litigation could result in the loss of proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties, or prevent us from selling our products, any one of which could have a material adverse effect on our business, financial condition, and results of operations. Furthermore, there can be no assurance that any necessary licenses will be available on reasonable terms, or at all.

   We believe that patent, trade secret, and copyright protection is less significant than factors such as knowledge, experience of our personnel, new products, frequent product enhancements, name recognition, and ongoing, reliable product maintenance.

   Asset Insight, AM:PM, Arbiter, Tangram, and the Tangram puzzle are registered trademarks of Tangram Enterprise Solutions, Inc. Other products and brand names may be trademarks of their respective holders.

Employees

   As of March 27, 2001, we employed 120 persons, including 51 in worldwide marketing, sales, and field operations; 52 in product development and technical support; and 17 in general and administrative. None of our employees are represented by a labor union, nor have we experienced any work stoppages. We believe that our relationship with our employee base is good.

   We believe that our future success will depend in large part on our ability to attract and retain additional highly skilled technical, sales, management, and marketing personnel. In addition, our growth and success depends to a significant extent on the continued service of our senior management and other key employees. Competition for highly skilled business, product development, technical, and other personnel is increasingly intense. Our employees currently receive salaries, incentive bonuses, other fringe benefits, and stock options. New government regulations, poor stock performance, or other factors could diminish the value of the option program to current and prospective employees and force us into more of a cash compensation model. Accordingly, we expect to experience increased compensation costs that may not be offset through either improved productivity or higher prices. Additionally, we have at times in the past experienced difficulty in recruiting qualified personnel. New employees generally require substantial training in the use and implementation of our products. There can be no assurances that we will be successful in continuously recruiting and training new personnel and in retaining existing personnel, and the failure to do so could have a material adverse effect on our business, operating results, and financial condition.


Item  2.    Properties

   We lease all of our facilities. We believe that our existing facilities are adequate for our current needs. The following table sets forth summary data on the leased facilities:

   Location      Square Feet                        Use                                      Lease Expiration
   --------      -----------                        ---                                      ----------------
Cary, NC            49,600      Executive, administrative, sales, development,              September 30, 2004
                                marketing, customer support, and distribution center

Cary, NC            14,510      Sublet to a third party                                     September 30, 2004

Malvern, PA          7,400      Development and sales support                               February 28, 2003

Item  3.    Legal Proceedings

  There are no material pending legal proceedings to which the Company is a party or of which any of its property is subject.


Item  4.    Submission of Matters to a Vote of Security Holders

   On November 8, 2000, the Annual Meeting of Shareholders of the Company was held at which the following matter was submitted to and the requisite number of shares of Common Stock of the Company were voted on by the shareholders, with the results set forth below:

   The following persons were elected to the Board of Directors to serve as directors until the next annual meeting of shareholders in 2001 and until their respective successors are duly elected and qualified. Each person received the number of votes set forth next to their names below:


                                 PROPOSAL I - ELECTION OF DIRECTORS

                                  FOR            AGAINST    WITHHELD
                                  ---            -------    --------

          John F. Owens           15,553,763     16,610     285,019
          Norman L. Phelps        15,554,463     15,910     284,319
          Steven F. Kuekes        15,568,873      1,500     269,909
          James A. Ounsworth      15,553,860     16,513     284,922
          Carl G. Sempier         15,553,913     16,460     284,869
          Carl Wilson             15,554,610     15,763     284,173

   If shareholders had intended to present proposals at the next Annual Meeting of Shareholders to be held in 2001 they must have submitted the proposal to us no later than March 1, 2001 if they had wished to have included the proposal on the Company's proxy card and, along with any supporting statement, in the Company's proxy statement. As to any proposal presented by a shareholder at the Annual Meeting of Shareholders that has not been included in the Proxy Statement, the management proxies were allowed to use their discretionary voting authority unless notice of such proposal was received by us no later than March 1, 2001.

                            Additional Information

   The following information is furnished in this Part I pursuant to Instruction 3 to Item 401(b) of Regulation S-K:

                     Executive Officers of the Registrant

  The following persons were executive officers of the Company at March 27, 2001:

                                                                                         Executive
      Name                  Age                        Position                        Officer Since
      ----                  ---                        --------                        -------------
Norman L. Phelps            63               President, Chief Executive Officer              2000
                                             and Director

John N. Nelli               43               Senior Vice President and Chief                 1997
                                             Financial Officer

Steven F. Kuekes            42               Senior Vice President, Chief                    1993
                                             Technology Officer and Director

Ronald R. Nabors            54               Senior Vice President, Worldwide                2000
                                             Sales and Customer Care

   Norman L. Phelps has served as our president, chief executive officer, and a director since December 31, 1999. Prior to joining us, Mr. Phelps held the position of chief information officer at Blue Cross & Blue Shield of North Carolina, a health insurance company, from June 1995 to September 1999. Prior to that, he was chief executive officer of National Liberty Corp., a personal insurance company. Previously, Mr. Phelps served as executive vice president of Colonial Penn Group based in Philadelphia, Pennsylvania and also served as president of the Colonial Penn Group Information Systems Data Corporation.

   John N. Nelli has served as our senior vice president and chief financial officer since February 1997. Before joining us, Mr. Nelli held various positions at Konover Property Trust, Inc. (formerly FAC Realty, Inc.), a publicly traded real estate investment trust, from February 1995 to January 1997, including chief financial officer, senior vice president - finance, chief accounting officer, and treasurer. Mr. Nelli is a certified public accountant.

   Steven F. Kuekes has served as our senior vice president, chief technology officer, and as a director since October 1993.

   Ronald R. Nabors has served as our senior vice president, worldwide sales and customer care since August, 2000. Prior to joining us, Mr. Nabors served as vice president of sales for the Bell & Howell Mail and Messaging Technology Company, a subsidiary of Bell & Howell based in Research Triangle Park, North Carolina.

                                    PART II

Item  5.  Market For Registrant's Common Equity and Related Stockholder Matters

  (a) The Company's common stock is quoted on The Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the symbol "TESI." The following table sets forth the high and low sales prices of the Company's common stock from January 1, 1999 through December 31, 2000.

          2000                   High         Low
          ----                  ------       -----
          Fourth Quarter        $ 1.38       $0.31
          Third Quarter         $ 2.44       $1.00
          Second Quarter        $ 9.31       $1.50
          First Quarter         $18.50       $7.25

          1999
          ----

          Fourth Quarter        $ 9.88       $0.88
          Third Quarter         $ 3.00       $1.00
          Second Quarter        $ 4.75       $2.50
          First Quarter         $ 5.00       $2.25

   Our shares of common stock are listed and trade on The Nasdaq SmallCap Market. On September 13, 2000, The Nasdaq Stock Market ("Nasdaq") advised us that we were no longer in compliance with the minimum $2 million net tangible assets requirement for The Nasdaq SmallCap Market and requested that we provide a plan to regain and maintain compliance with this requirement. On December 28, 2000, Nasdaq advised us that it may delist our common stock from trading on or about March 28, 2001, if the minimum bid price of our common stock does not equal or exceed $1.00 for a minimum of 10 consecutive trading days. On February 9, 2001, Nasdaq advised us that based on materials we had supplied to Nasdaq and on subsequent conversations, Nasdaq had determined to delist our common stock from The Nasdaq SmallCap Market at the opening of business on February 20, 2001. On February 16, 2001, we requested a hearing based solely on written submissions to appeal Nasdaq's decision to delist our common stock from trading on The Nasdaq SmallCap Market. On February 21, 2001, Nasdaq advised us that a hearing by written submission will be held before the Nasdaq Listing Qualifications Panel on Friday, March 30, 2001, at which we must (i) demonstrate our compliance with the net tangible asset requirements and (ii) address our compliance or plan to regain compliance with the $1.00 minimum bid price requirement. We submitted our responses to Nasdaq on March 5, 2001, and the hearing was held on March 30, 2001. We do not yet know the results of the hearing. We believe our common stock satisfies the net tangible asset requirements as a result of our recent debt restructuring and subsequent purchase of Wyzdom. Our common stock does not currently satisfy the $1.00 minimum bid price requirement for continued listing on The Nasdaq SmallCap Market and therefore we may not receive approval for continued listing from the Nasdaq Listing Qualifications Panel after reviewing our appeal at the March 30, 2001 hearing.

   In order to regain compliance with the $1.00 minimum bid price requirement for continued listing on The Nasdaq SmallCap Market, we have advised Nasdaq that we intend to undertake a reverse stock-split of our common stock. We believe a reverse stock-split may improve the likelihood that we will be able to maintain our listing on The Nasdaq SmallCap Market. There can be no assurance, however, that if we do undertake a reverse stock-split that it will succeed in raising the bid price of our common stock or that The Nasdaq SmallCap Market would not delist our common stock for other reasons. If we do undertake a reverse stock-split, there can be no assurance that the market price of our common stock after the reverse stock-split will be equal to the market price before the reverse stock-split multiplied by the split number, or that the market price following the reverse stock-split will either exceed or remain in excess of the current market price.

   If our common stock is delisted from The Nasdaq SmallCap Market, trading, if any, of our common stock would thereafter have to be conducted in the over-the-counter market. In such an event, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock. In addition, if our common stock were to be delisted from trading on The Nasdaq SmallCap Market and the trading price of the common stock were to remain below $5.00 per share, trading in our common stock may also be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a "penny stock" (generally, any non-Nasdaq and non-national exchange equity security that has a market price of less than $5.00 per share, subject to certain exceptions). The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of our common stock and the ability of investors to trade our common stock.

   (b)  Holders.  On March 27, 2001, there were approximately 3,000 beneficial
        -------
owners of the Company's common stock.

   (c)  Dividends.  Holders of the common stock are entitled to receive such
        ---------
dividends as may be declared by the Company's Board of Directors. No dividends on the common stock have been paid by the Company. The Company intends to retain all future earnings for the expansion of its business and consequently does not presently intend to pay cash dividends on its common stock.

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

- -----------------------------------------------------------------------------------------------------------------------------------
                                                                            Year Ended December 31
                                            2000                1999                  1998               1997                1996
                                            ----                ----                  ----               ----                ----
Summary of Operations:                                              (In thousands, except per share data)
Revenue                                    $13,984             $18,678               $20,678            $14,074             $11,142

Net (loss) earnings                         (3,882)               (444)                1,116             (3,461)               (253)

(Loss) earnings per common share:
    Basic                                    (0.24)              (0.03)                 0.07              (0.22)              (0.02)
    Diluted                                  (0.24)              (0.03)                 0.06              (0.22)              (0.02)
Average common shares outstanding:

    Basic                                   16,269              15,799                15,747             15,631              14,811

    Diluted/(1)/                            16,269              15,799                17,265             15,631              14,811

                                                                                     December 31
                                              2000                1999                  1998               1997                1996
                                              ----                ----                  ----               ----                ----
Financial Position:                                                            (In thousands)
Total assets                               $12,046             $12,388               $15,170            $12,961             $12,946
Long-term debt, including current            3,925               1,623                 3,576              3,044                 756
 portion
Shareholders' equity                         1,982               5,565                 5,764              4,483               8,257
- -----------------------------------------------------------------------------------------------------------------------------------

(1) Weighted average number of common shares outstanding on a diluted basis for the years 2000, 1999, 1997 and 1996 does not include common stock equivalents because the effect of inclusion of common stock equivalents would be to reduce the loss per common share.

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

Overview

   Tangram develops and markets lifecycle asset management software for large and midsize organizations across all industries, in both domestic and international markets. Our core business strategy and operating philosophy focus on delivering world-class customer care, providing phased asset management solutions that are tailored to our customers' evolving business needs, and maintaining a leading-edge technical position that results in long-term customer loyalty and sustained shareholder value. We are a partner company of Safeguard Scientifics, Inc. (NYSE:SFE) ("Safeguard"). Safeguard is a leader in identifying, developing and operating premier technology companies with a focus on three sectors: software, communications, and eServices. Safeguard provides value acceleration services to its partner companies and leverages its vast network of resources to their benefit as strategic partners, customers, test beds, and sales channels. Safeguard is the majority shareholder of the Company holding approximately 56% of the Company's outstanding common shares.

   Since early 1996, we have focused our business on the asset tracking market and the introduction and sale of our Asset Insight product. Asset Insight, an information technology asset tracking product, allows businesses to track changes in their information technology asset base (including hardware and software), forward plan technology requirements, optimize end-user productivity, and calculate the cost of software and hardware upgrades. In October 2000, we announced a strategic move to become a leader in the asset management market. This strategy allows us to build upon our core Asset Insight tracking technology and expand into a steadily growing, multi-billion dollar market. In support of this business strategy, we purchased the technology of Wyzdom Solutions, Inc. from Axial Technology Holding AG in March 2001. With Wyzdom's fully web-based lifecycle asset management technology, we are positioned to deliver a full asset management offering by mid-2001. This lifecycle offering, which will be rebranded as a member of the Tangram family of solutions, will allow business leaders to manage their information technology assets from initial planning and procurement through final disposal--ensuring information technology is maximized to cost-effectively support corporate objectives. We will continue to enhance our industry-leading asset tracking technology to ensure our customers can effectively manage new and emerging technologies, such as wireless and hand held personal digital assistants (PDA) devices. These asset tracking features remain the foundation of every asset management initiative. Additionally, in support of the commitment to make Asset Insight a fully web-enabled solution, all new features will be web-based, allowing our customers to access and analyze their diverse asset information directly from their web browsers. As part of our new lifecycle asset management offering, we will expand our services offering whereby we will work closely with our customers to prioritize their asset management requirements, pinpointing the necessary process and technology changes and executing a phased asset management implementation plan that delivers significant value during each step of the deployment. This tailored service will cover specific disciplines, such as (i) software license management; (ii) enterprise moves, adds and changes; and (iii) lease management.

   The financial results hereafter reflect our growing dependence on revenue generated by sales of Asset Insight and our planned move into the asset management market. Our ability to achieve our planned business objectives involves many risks and uncertainties. Actual results may differ materially from those stated in any forward-looking statements based on a number of factors, including our ability to integrate our existing business and the Wyzdom assets. In addition, there can be no assurance that the anticipated benefits relating to our purchase of the Wyzdom's lifecycle asset management suite of products will be realized and there can be no assurance that we will be able to succeed or capitalize upon the opportunities in the asset management market.

Declines in Asset Insight sales in the first half of 2000 have negatively impacted our financial performance and cash requirements (see Liquidity and
                                                              -------------
Capital Resources section) and as such may have an impact on our plan to pursue
- -----------------
our business strategy. Therefore, there can be no assurance that these efforts will be successful or delivered to the market on a timely basis.

   As a result, various risks and uncertainties relating to the development of the asset tracking business may cause the Company's actual results to differ materially from the results contemplated. Such uncertainties include (i) the ability of the Company to sell its Asset Insight product to major accounts with full enterprise-wide deployment; (ii) the possibility of the introduction of superior competitive products; (iii) the ability of the Company to develop a sustainable stream of revenue from the sale of the Asset Insight product; (iv) the ability to recruit and retain key technical, sales, and marketing personnel; and (v) the ability of the Company to secure adequate financing on reasonable terms or at all.

   We have been and will continue to be dependent on closing large Asset Insight product sales in a given quarter. Our revenues in a given quarter could be adversely affected if we are unable to complete one or more large license agreements, if the completion of a large license agreement is delayed, or if the contract terms were to prevent us from recognizing revenue during that quarter. In addition, when negotiating large software licenses, many customers time their negotiations at our quarter-end in an effort to improve their ability to negotiate more favorable pricing terms. As a result, we recognize a substantial portion of our revenues in the last month or weeks of a quarter, and license revenues in a given quarter depend substantially on orders booked during the last month or weeks of a quarter. We expect our reliance on these large transactions to continue for the foreseeable future.

   The license of our software generally requires us to engage in a sales cycle that typically takes approximately three to nine months to complete. The length of the sales cycle may vary depending on factors over which we have little or no control, such as the size of the transaction, the internal activities of potential customers, and the level of competition that we encounter in selling the products. As such, we have historically experienced a certain degree of variability in our quarterly revenue and earnings patterns. This variability, in addition to the foregoing reason, is typically driven by significant events that impact the recognition of licenses, product, and implementation services revenue. Examples of such events include: (i) the timing of major enterprise-wide sales of the Asset Insight product; (ii) "one-time" payments from existing customers for license expansion rights (required to install on a larger or an additional computer base); (iii) completion and customer acceptance of significant implementation rollouts and the related revenue recognition; (iv) budgeting cycles of our potential customers; (v) changes in the mix of software products and services sold; (vi) organizational changes within the our channel partners; and (vii) software defects and other product quality problems. Additionally, maintenance renewals have accounted for a significant portion of our revenue; however, there can be no assurance that we will be able to sustain current renewal rates in the future. Cancellations of licenses, subscription or maintenance contracts could reduce our revenues and harm our operating results. In particular, our maintenance contracts with customers terminate on an annual basis. Substantial cancellations of maintenance agreements, or a substantial failure to renew these contracts, would reduce our revenues and harm our operating results. In addition, we have and will continue to experience market pressure in hiring and retaining personnel. Our growth and success depends to a significant extent on the continued service of our senior management and other key employees and the hiring of new qualified employees. Competition for highly skilled business, product development, technical, and other personnel is increasingly intense. Accordingly, we expect to experience increased compensation costs that may not be offset through either improved productivity or higher prices. These fluctuations in the timing and amounts of additional operating expenses may also cause financial results to fluctuate from one quarter to another.

   Our revenues are derived from product licensing and services. Services are comprised of maintenance, professional services, and training. License fees are generally due upon the granting of the license and typically include a warranty period as part of the license agreement. We also provide ongoing maintenance services (postcontract customer support), which include technical support and product enhancements, for an annual fee based upon the current price of the product.

   Revenues from license agreements are recognized currently, provided that all of the following conditions are met: (i) a non cancelable license agreement has been signed, (ii) the product has been delivered, (iii) the fee is fixed or determinable, (iv) there are no material uncertainties regarding customer acceptance, (v) collection of the resulting receivable is deemed probable and the risk of concession is deemed remote, and (vi) no other significant vendor obligations related to the software exist. Revenues from post-contract support services are recognized ratably over the term of the support period, generally one year. Maintenance revenues when and if bundled with license agreements are unbundled using vendor-specific objective evidence. Consulting revenues are primarily related to implementation services most often performed on a time and material basis under separate service agreements for the installation of our products. Revenues from consulting and training services are recognized as the respective services are performed.

Results of Operations

Revenue

   Licenses and products revenue decreased 36% in 2000 to $7.1 million from $11.0 million in 1999 and decreased 24% in 1999 to $11.0 million from $14.4 million in 1998. Licenses and products revenue include the sales of Asset Insight, AM:PM and related products, and the traditional mainframe products of Arbiter and gateways, including product upgrades and add-ons. Asset Insight licenses and products revenue contributed $4.8 million, or 68%, of total licenses and products revenue in 2000, $9.5 million, or 86% in 1999, and $11.3 million, or 78% in 1998. The decline in Asset Insight product sales in 2000 has been impacted by competitive pressures, a continuation of Year 2000 (Y2K) budget freezes in the first six months of 2000, and disruption in the Company's indirect sales channels and direct sales force as described below. Historically, we have encountered competition from a number of sources, including system management and infrastructure management companies. In mid-1999, vendors of asset management software and infrastructure management offerings enhanced their products to include functionality that is currently provided by asset tracking and low-end discovery tool software. Even though the asset tracking functionality provided as standard features of asset management and infrastructure management software is more limited than that of our Asset Insight products, there can be no assurance that a significant number of potential customers would not elect to accept such functionality in lieu of purchasing additional software. While we believe we maintain a strong competitive advantage in functionality and features, this emergence of asset management software and infrastructure management offerings is having the effect of extending our sales cycle, as well as creating pressure on us to reduce prices for our Asset Insight product line. 1999 revenue was negatively impacted by lower than expected sales volume due to organizational budget freezes and desktop lockdowns by our prospect base, particularly in the third and fourth quarters, as those companies deferred software purchases for their IT enterprise because of Year 2000 issues. Revenue from AM:PM and traditional mainframe products increased to $2.3 million in 2000 after dropping to $1.5 million in 1999 from $3.1 million in 1998. The increase is the result of a large system upgrade in 2000. We are no longer actively marketing or selling the AM:PM and traditional mainframe product lines, and as such, we anticipate the return of the trend of reduced AM:PM and traditional mainframe product revenues to continue.

   Services revenue decreased 10% to $6.9 million in 2000 from $7.7 million in 1999, which followed an increase of 23% from $6.3 million in 1998. Services revenue includes postcontract customer support ("PCS") agreements, expert Asset Insight consulting services, and training and support services not otherwise covered under maintenance agreements. Postcontract customer support includes telephone support, bug fixes, and rights to upgrades on a when-and-if available basis. Consulting services consist primarily of implementation services performed on a time and material basis for the installation of the our software products, database trigger services which create a mechanism for importing data from a third party system and on-site training services. PCS revenue from the sale of the Asset Insight product line increased to $3.9 million in 2000 from $2.6 million in 1999 and $900,000 in 1998. This overall increase was offset by a decrease of $1.5 million and $1.2 million in AM:PM and Arbiter PCS revenue and maintenance renewals in 2000 and 1999, respectively. As we have focused our efforts on the asset tracking market and away from automated software distribution and the traditional mainframe product lines, we expects this trend of declining AM:PM and Arbiter PCS revenue and maintenance renewals to continue. Asset Insight consulting services revenue decreased 36% to $1.1 million in 2000 from $1.7 million in 1999 and increased to $1.7 million in 1999 from $800,000 in 1998. The decline in 2000 in Asset Insight consulting services revenue is directly correlated to the decline in 2000 in Asset Insight licenses and products revenue discussed above.

  In order to grow our business, increase our revenues, and improve our operating results, we believe we must continue to expand internationally. International revenue (including PCS contracts) represented approximately

12%, 5% and 12% of our total revenue in 2000, 1999, and 1998, respectively. If we expend substantial resources pursuing an international strategy and are not successful, our revenues will be less than our management anticipates, and our operating results will suffer. International expansion will require significant management attention and financial resources, and we may not be successful expanding our international operations. We have limited experience in developing local language versions of our products or in marketing our products to international customers. We may not be able to successfully translate, market, sell, and deliver our products internationally. To date, the majority of our international revenue has been denominated in United States currency; therefore, we have not experienced any significant currency fluctuations or any other material adverse effects associated with doing business overseas. Even if we are successful in expanding our operations internationally, conducting business outside North America poses many risks that could adversely affect our operating results. In particular, we will be exposed to risks inherent with international revenue. Some of the risk factors include the impact of longer payment cycles, greater difficulty in accounts receivable collection, and unexpected changes in regulatory requirements and tariffs. If future international sales are denominated in local currency, there is an additional risk associated with fluctuating exchange rates.

Cost of Revenue

   Cost of licenses and products includes costs related to the distribution of licensed software products and the amortization of capitalized software development costs. A significant component of cost of licenses and products is attributable to the amortization of deferred development costs, which is generally fixed in nature. Cost of licenses and products reflects the purchase and bundling of a third party software product ($500,000 in 1999 and $200,000 in 1998), that integrates with Asset Insight in 1999 and 1998. Cost of licenses and products as a percentage of licenses and products revenue decreased to 25% from 27% in 1999 after increasing from 17% in 1998. In absolute dollars, cost of licenses and products decreased 39% in 2000 to $1.8 million from $2.9 million in 1999 after increasing 21% from $2.4 million in 1998. Amortization of software development costs for 2000, 1999 and 1998 was $1.7 million, $2.2 million and $1.9 million, respectively. Amortization of software development costs in 1999 includes $410,000 related to accelerated amortization periods due to reduced expected useful lives of certain capitalized software costs recorded prior to 1999.

   Cost of services reflects the cost of the direct labor force, including the associated personnel, travel, and subsistence, and occupancy costs incurred in connection with providing consulting and maintenance services. Cost of services in 2000 decreased 4% to $2.1 million from $2.2 million in 1999 following an increase of 14% from $1.9 million in 1998. The overall increase in 1999 in cost of services is primarily a result of higher consulting services costs associated with increased Asset Insight product services revenue and the use of outside consultants to deliver those services. We utilize both inside and outside consultants trained in the deployment of Asset Insight to deliver our implementation services. The outside consultants who are subcontractors generally cost significantly more than the consultants employed directly by us. The Company's gross profit can fluctuate based upon the mix of use of consultants who are subcontractors versus consultants employed directly by us. Cost of services as a percentage of services revenue in 2000 increased to 31% from 29% in 1999 after decreasing from 31% in 1998. The increase in 2000 reflects the lower overall service revenue recognized in 2000 when compared to 1999.

Sales and Marketing

   Sales and marketing expenses consist principally of salaries, commissions and benefits for sales, marketing, and channel support personnel, and the costs associated with product promotions and related travel. Sales and marketing expenses decreased 7% to $7.0 million in 2000 from $7.6 million in 1999 after a decrease of 8% from $8.2 million in 1998. The reduction in 2000 and 1999 is directly attributable to lower sales commission, marketing costs and related sales travel as a result of the overall decline in sales revenue over these years when compared to the previous years. Sales and marketing expenses increased as a percentage of revenue in 2000 to 50% from 40% in both 1999 and 1998, principally resulting from lower revenues realized in 2000. In addition, competition for highly skilled sales and marketing personnel is increasingly intense. Accordingly, we have experienced increased market pressure related to hiring and retaining qualified personnel, resulting in undesirable turnover in the sales organization and increased staffing cost. Our products and services require a sophisticated selling effort targeted at several key people within a prospective customer's organization. This process requires the efforts of experienced sales personnel as well as specialized consulting professionals. In addition, the complexity of our products, and issues associated with installing and maintaining them, require highly-trained customer service and support personnel. We are in the process of expanding our direct sales force to complement our marketing arrangements with our channel partners and distributors. As we have only recently begun this expansion, our direct sales force has limited experience selling and delivering our phased asset management solutions. If we are unable to successfully train our direct sales force or hire these personnel in the future and train them in the use of our products, our business, operating results and financial conditions could be harmed.

General and Administrative

   General and administrative expenses consist principally of salaries and benefit costs for administrative personnel, general operating costs, legal, accounting and other professional services. General and administrative expenses increased 42% in 2000 to $3.3 million from $2.3 million in 1999 after decreasing 32% from $3.4 million in 1998. As a percentage of total revenue, general and administrative expenses further increased to 24% in 2000 from 13% in 1999 after decreasing from 16% in 1998. In May 1999, we reached an amicable resolution with a customer on a 1997 collection dispute that resulted in the recovery of $925,000 of an outstanding receivable, which is reflected in the 1999 statement of operations as a reduction to general and administrative expenses. Excluding this recovery, general and administrative expenses increased 2% in 2000 when compared to 1999. The increase in 2000 reflects consultant fees and business costs associated with our strategic initiative in 2000 to investigate, formalize and pursue a new business strategy. That initiative resulted in our October 2000 announcement that we will expand and enhance our flagship asset tracking solution, Asset Insight, to support full lifecycle asset management. We do not anticipate that it will incur additional costs associated with this initiative.

Research and Development

   Research and development expenses consist primarily of salaries and benefits for the software development and technical support staff and, to a lesser extent, costs associated with independent contractors. We capitalize certain software development costs incurred to develop new software or to enhance our existing software. Such capitalized costs are amortized on an individual product basis commencing when a product is generally available for release. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Gross expenditures for research and development decreased 5% in 2000 to $5.4 million from $5.7 million in 1999 after increasing 7% from $5.3 million in 1998. Gross research and development costs increased as a percentage of revenue to 39% in 2000 from 30% in 1999 after increasing from 26% in 1998. The decrease in cost in 2000 can be attributable to lower staffing levels and personnel related costs when compared to 1999. The increase in cost in 1999 can be attributable to higher staffing levels and personnel related costs when compared to 1998. Net research and development expenses decreased to $3.4 million in 2000 from $4.0 million in 1999 and after increasing from $3.3 million in 1998. Deferred development costs were $2.0 million, $1.7 million, and $2.0 million in 2000, 1999, and 1998, respectively. As a percentage of gross research and development expenditures, deferred development costs were 37%, 30%, and 37% in 2000, 1999, and 1998, respectively. As a result of rapid technological change in the industry, our position in existing markets can be eroded rapidly by product advances. The life cycles of our products are difficult to estimate. Our growth and future financial performance depend in part upon our ability to improve existing products and develop and introduce new products that keep pace with technological advances, meet changing customer needs, and respond to competitive products. If we cannot compete effectively in our markets by offering products that are comparable in functionality, ease of use and price to those of our competitors, our revenues will decrease, and our operating results will be adversely affected. Many of our current and potential competitors have substantially greater financial, technical, marketing and other resources than we have. As a result, they may be able to devote greater resources than we can to the development, promotion and sale of their products and may be able to respond more quickly to new or emerging technologies and changes in customer needs. As such, we will continue to commit substantial resources to research and development efforts in the future.

Provision for Income Taxes

   There was no provision for income taxes for the year 2000 due to the net loss and the result of the net operating loss carryforwards available. In 1999, we received an income tax benefit of $19,000 and in 1998, we incurred an income tax expense of $20,000 as a result of the impact of the alternative minimum tax. At

December 31, 2000, the Company has net operating loss carryforwards of approximately $33.9 million, which are available to offset future federal taxable income and expire in various amounts from 2001 through 2020.

Net (Loss) Income

   We have incurred substantial losses in recent years, and predicting our future operating results is difficult. If we continue to incur losses, if our revenues decline or if our expenses increase without commensurate increases in revenues, our operating results will suffer and the price of our common stock may fall. In 2000, we incurred a net loss of $3.9 million, or $0.24 per share, compared to a net loss of $444,000, or $0.03 per share, in 1999, and a net income of $1.1 million, or $0.06 per share (diluted), in 1998. The recent years' net losses are the result primarily of the revenue decline and, with respect to 2000, the incremental cost associated with our business strategy initiative, as noted above, mitigated in part by cost control measures we employed. If our revenue does not grow or our revenues decline, our operating results could be seriously impaired because many of our expenses are fixed and cannot be easily or quickly changed.

Impact of Recently Issued Accounting Standards

   In December 1999, the Securities Exchange Commission ("SEC") staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," as amended by SAB No. 101A and SAB No. 101B, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 explains the SEC staff's general framework for revenue recognition, stating that certain criteria be met in order to recognize revenue. SAB No. 101 also addresses gross versus net revenue presentation and financial statement and Management's Discussion and Analysis disclosures related to revenue recognition. We are evaluating the potential impact of SAB No. 101, but anticipate that the impact to our financial statements, if any, will be insignificant.

   In April 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 44, "Accounting for Certain Transactions involving Stock Compensation: An interpretation of APB Opinion No. 25." FIN 44 affects certain awards and modifications made after December 15, 1998. We believe that our accounting policies comply with the applicable provisions of FIN 44.

   In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", which was later amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statements of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. If the derivative is determined to be a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are offset against the change in fair value of the hedged assets, liabilities or firm commitments through the statements of operations or recognized in other comprehensive income until the hedged item is recognized in the statements of operations. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. We were required to adopt SFAS 133 as of January 1, 2001. We do not expect the adoption of SFAS 133 to have a significant impact on our results of operations, financial position or cash flows.

   We do not expect the adoption of other recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flows.

Liquidity and Capital Resources

   Tangram currently has a $3.0 million unsecured revolving line of credit with Safeguard. Terms of the line of credit require monthly interest payments at the prime rate plus 1%. Principal is due 13 months after date of demand by Safeguard or earlier in the case of a sale of substantially all of our assets, a business combination or upon the closing of a sale of a debt or equity offering. As of March 27, 2001, there were no borrowings under the line of credit with Safeguard. Although in the past we have funded our operations through borrowings and cash generated from operations, the recent trend of operating losses and reduced revenues may require us to seek other sources of capital.

   The decline in revenue and increased net losses have resulted in the use of $700,000 in cash from operating activities in 2000 compared to cash provided from operating activities of $2.9 million in 1999 and $1.4 million in 1998. The 1999 increase in net cash provided by operating activities was primarily due to improved collections on our accounts receivable balance at December 31, 1999 and the 1999 recovery of $925,000 of a disputed outstanding receivable, previously fully reserved, that is reflected in the statement of cash flows as an increase in cash provided by accounts receivable and a reduction of the reserve for uncollectible accounts.

   Net cash used in investing activities for the fiscal years 2000, 1999, and 1998 amounted to $2.3 million, $1.0 million, and $2.1 million, respectively. Net cash used in investing activities reflects our investment associated with our previously described commitment to developing enhancements and improvements of our Asset Insight line of products. The reduction in net cash used in investing activities in 1999 was primarily due to the $788,000 repayment of notes due from an officer. During 1999 and 1998, non-recourse, non-interest bearing loans due from certain officers of the Company totaling $1.3 million were outstanding. In December 1999, outstanding loans in the amount of $788,000 were repaid in full. The total remaining loans outstanding of $497,000 at December 31, 1999 were repaid in full on January 10, 2000 through the surrender of 51,501 shares of common stock based on the current market price of Tangram's common stock as reflected by that day's average high and low prices.

   Net cash provided by financing activities in fiscal years 2000 and 1998 was $3.1 million and $700,000, respectively, as compared to net cash used in financing activities in fiscal year 1999 of $1.7 million. Due to the decline in revenue and increased net loss in 2000 it was necessary for us to increase our borrowings under the Safeguard line of credit to meet our cash requirements.
The amount required was reduced by the amount of proceeds provided from the exercise of stock options. Net cash used in financing activities in 1999 consisted primarily of repayments on borrowings under the Safeguard line of credit.

   As of December 31, 2000, we had $600,000 of cash and cash equivalents and $5.3 million of accounts receivable. As stated above, Safeguard has agreed to assist in funding our projected cash requirements by providing a $3.0 million line of credit, of which $3.0 million is available for future borrowings as of March 27, 2001. Although operating activities may provide cash in certain periods, we anticipate that our operating and investing activities may use additional cash. Consequently, operations may require us to obtain additional equity or debt financing. However, we have no present understanding, commitment, or agreement with respect to any such transaction. Accordingly, there can be no assurance that we will have access to adequate debt or equity financing or that, if available, it will be under terms and conditions satisfactory to us or which may not be dilutive.

Recent Developments

   On February 20, 2001, we issued 3,000 shares of Series F Convertible Preferred Stock ("Series F Shares") to Safeguard in exchange for $3.0 million of principal outstanding under our existing credit facility with Safeguard. Also on February 20, 2001, Safeguard reduced the maximum availability under the credit facility from $6.0 million to $3.0 million. The Series F Shares have a par value of $0.01 per share and the issuance price was $1,000 per share. The Series F Shares are entitled to certain preferences, limitations and special rights, including dividend rights, conversion rights, voting rights, anti-dilution rights, registration rights and liquidation preferences. The Series F Shares are entitled to a cumulative quarterly dividends, when and as if they may be declared by the Board, at a rate per share equal to 2% of the issuance price per quarter. The 3,000 shares of Series F Shares are convertible at any time at the option of the holder into 1.5 million shares of Common Stock, as adjusted pursuant to the terms of the Statement of Designations, Preferences and Rights Agreement. Commencing on or after February 20, 2003, we have the option to redeem all of the shares of the Series F Shares by paying in cash a sum equal to 103% of the initial purchase price per share plus all accrued but unpaid dividends. The Series F Shares are entitled to one vote for each share of common ctock into which such Series F Shares may be converted and may vote on all matters submitted to a vote of the holders of common ctock. Safeguard has a 59% voting interest as a result of its ownership of the Series F Shares.

   On March 01, 2001, pursuant to an Asset Purchase Agreement dated February 13, 2001, we issued 3.0 million shares of our common stock and $1.5 million in non-interest bearing Promissory Notes ("Notes") to Axial Technology Holding AG for all rights of ownership to Axial's proprietary asset management technology, some or all of which is commonly known as Wyzdom, as well as certain related assets and obligations of Wyzdom Solutions, Inc. Wyzdom Solutions, Inc. is an affiliate of Axial and the exclusive distributor of the Wyzdom technology in the United States. The Notes require the payment of $300,000, $500,000, and $700,000 on the first, second and third anniversary, respectively, of the Asset Purchase Agreement. Additional earnout payments totaling up to $1.5 million may also be payable to Axial, depending on the achievement of certain revenue goals for the Wyzdom products during the three years following closing. However this amount could be reduced to zero based upon the performance of the Tangram's common stock price during this period.

   Our ability to achieve our planned business objectives with the Wyzdom purchase involves many risks and uncertainties, including our ability to integrate our existing business and the Wyzdom assets, disruption to our on going business, and difficulty in realizing the potential financial or strategic benefits of the transaction. Additionally, there can be no assurance that we will be able to succeed or capitalize upon the opportunities in the asset management market.


Item  7A.   Quantitative and Qualitative Disclosure about Market Risk

   We are exposed to market risk from changes in interest rates. Such changes in interest rates impact interest cost on our interest rate sensitive liabilities. Interest rate sensitive liabilities are assumed to be those for which the stated interest rate is not contractually fixed for the next 12-month period. Thus, liabilities which have a market-based index, such as the prime rate, are rate sensitive. As of March 27, 2001, the only interest rate sensitive liability is the $3.0 million unsecured revolving line of credit with Safeguard. Assuming a hypothetical, immediate 100 basis point increase in the interest rate, our interest expense over the following 12-month period would be increased by approximately $18,000. The hypothetical model assumes that the balance of interest rate sensitive liabilities at fiscal year-end will remain constant over the next 12-month period. Thus, this model represents a static analysis, which cannot adequately portray how we would respond to significant changes in market conditions. Furthermore, the analysis does not necessarily reflect our expectations regarding the movement of interest rates in the near term, including the likelihood of an immediate 100 basis point change in the interest rates nor the actual effect on interest cost if such a rate change were to occur. We have not historically used financial instruments to hedge interest rate exposure, do not use financial instruments for trading purposes, and are not a party to any leveraged derivatives.

   The majority of international revenue has been denominated in United States currency; therefore, we have not experienced any significant currency fluctuations. If we are successful in growing our international revenues, we will be exposed to risks inherent with fluctuations in currency exchange rates.


Item  8.    Financial Statements and Supplementary Data

   The financial statements and schedule filed with this report appear on pages F-2 through F-18, and are listed on page F-1.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

  None.

                                   PART III
                                   --------


Incorporated by Reference

   The information called for by Item 10. Directors and Executive Officers of the Registrant (other than the information concerning executive officers set forth after Item 4 herein); Item 11. Executive Compensation; Item 12. Security Ownership of Certain Beneficial Owners and Management; and Item 13. Certain Relationships and Related Transactions are incorporated herein by reference from our definitive proxy statement for our 2001 Annual Shareholders Meeting, which we expect to file with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year to which this report relates.

                                    PART IV

Item  14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)     The following documents are filed as a part of this report:

    (1) Financial Statements

        (i)     Report of Independent Auditors....................................................................F-2

        (ii)    Balance Sheets at December 31, 2000 and 1999......................................................F-3

        (iii)   Statements of Operations for the years ended
                December 31, 2000, 1999 and 1998..................................................................F-4

        (iv)    Statements of Shareholders' Equity for the years ended
                December 31, 2000, 1999 and 1998..................................................................F-5

        (v)     Statements of Cash Flows for the years ended
                December 31, 2000, 1999 and 1998..................................................................F-6

        (vi)    Notes to Financial Statements........................................................F-7 through F-16

    (2) Financial Statement Schedule

        (i)     Schedule II -Valuation and Qualifying Accounts for the years ended
                December 31, 2000, 1999 and 1998.................................................................F-18

        All other schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes to the financial statements.

    (3) Exhibits

        See Item 14(c) of this Report.

(b)     Reports on Form 8-K.

        No reports on Form 8-K have been filed by the Registrant during the quarter ended December 31, 2000.

(c)     Exhibits

        The following is a list of exhibits required by Item 601 of Regulation S-K to be filed as part of this Report. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

        Exhibit
        Number           Exhibit Description
        ------           -------------------

        3.1              Articles of Incorporation of the Company, as amended.
                         (3) (Exhibit 3a)

        3.2              Articles of Amendment of Rabbit Software Corporation.
                         (4) (Exhibit 3.2)

        3.3              Articles of Amendment of the Company. (5) (Exhibit
                         3.3)

        3.4 Statement of Designations, Preferences and Rights of the Series F Convertible Preferred Stock. (10) (Exhibit 4.1)

        3.5              By - Laws of the Company, as amended. (3) (Exhibit 3b)

          Exhibit
          Number         Exhibit Description
          ------         -------------------

          4.1 Form of Certificate evidencing Common Stock, $0.01 par value, of the Company. (5) (Exhibit 4.2)

          4.2** The Company's 1988 Stock Option Plan, as amended. (5) (Exhibit 4.5)

          4.3**          The Company's 1997 Equity Compensation Plan. (7)
                         (Exhibit 4.1)

          4.4 Investor Rights Agreement entered into as of February 20, 2001, by the Company and Safeguard Scientifics, Inc. (10) (Exhibit 4.2)

          4.5 Securities Conversion Agreement, dated February 20, 2001, between the Company and Safeguard Scientifics, Inc. (10) (Exhibit 4.3)

          10.1 Agreement of Lease, executed by the Company on December 23, 1996, with Rexford LLC. (6) (Exhibit 10.1)

          10.2* First Amendment to Agreement of Lease, executed by the Company on May 25, 2000, with Rexford LLC.

          10.3* Agreement of Sublease, executed by the Company on October 11, 2000, with Spectrasite Communications, Inc.

          10.4 Agreement of Lease, executed by the Company on February 17, 1986, with Morehall Associates Limited Partnership. (1) (Exhibit 10m)

          10.5 First Amendment to Agreement of Lease, dated June 13, 1986, with Morehall Associates Limited Partnership. (2) (Exhibit 10i)

          10.6 Second Amendment to Agreement of Lease, dated June 1, 1989, with Morehall Associates Limited Partnership. (2) (Exhibit 10j)

          10.7 Third Amendment to Agreement of Lease, dated October 12, 1992, with Morehall Associates Limited Partnership.
                         (3) (Exhibit 10d)

          10.8 Fourth Amendment to Agreement of Lease, dated January 28, 1997, with Morehall Associates Limited Partnership.
                         (6) (Exhibit 10.6)

          10.9 Fifth Amendment to Agreement of Lease, dated March 10, 1997, with Morehall Associates Limited Partnership. (6) (Exhibit 10.7)

          10.10 Sixth Amendment to Agreement of Lease, dated October 29, 1999, with Rouse and Associates Limited Partnership. (9) (Exhibit 10.8)

          10.11 Second Amended Revolving Note dated September 11, 1997, between the Company and Safeguard Scientifics, Inc. (8) (Exhibit 10.1)

          10.12 First Amendment to Second Amended Revolving Note dated February 20, 2001, between the Company and Safeguard Scientifics, Inc. (10) (Exhibit 10.2)

          10.13 Asset Purchase Agreement dated February 13, 2001, by and among the Company, Axial Technology Holding AG and Wyzdom Solutions, Inc. (11) (Exhibit 10.1)

          Exhibit
          Number         Exhibit Description
          ------         -------------------

          10.14 First Addendum to Asset Purchase Agreement, dated as of February 13, 2001, among the Company, Axial
                         Technology Holding AG and Wyzdom Solutions, Inc. (11) (Exhibit 10.2)

          10.15 Promissory Note dated February 13, 2001, between the Company and Axial Technology Holding AG. (11) (Exhibit 10.3)


          10.16 Contingent Payment Promissory Note dated February 13, 2001, between the Company and Axial Technology Holding AG. (11) (Exhibit 10.4)

          10.17** Employee Non-Disclosure and Non-Competition Agreement, dated October 4, 1993, and First Amendment dated June 3, 1994, between the Company and Steve Kuekes. (5) (Exhibit 10.20)

          10.18 Master Lease Agreement and Addendum No.1, dated July 23, 1997, between the Company and Triangle Technology Leasing. (8) (Exhibit 10.2)

          23.1*          Consent of Ernst & Young LLP.


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

           (9) Filed as an exhibit to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1999, and incorporated herein by reference.

           (10) Filed as an exhibit to the Company's Current Report on Form 8-K dated February 20, 2001, and incorporated herein by reference.

           (11) Filed as an exhibit to the Company's Current Report on Form 8-K dated March 01, 2001, and incorporated herein by reference.

(d)        See Item 14(a) of this Report

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           TANGRAM ENTERPRISE SOLUTIONS, INC.

Dated:  March 30, 2001                     By: /s/ Norman L. Phelps
                                               -------------------------------
                                           Norman L. Phelps,
                                           President, Chief Executive Officer
                                           and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated:  March 30, 2001                     /s/ Norman L. Phelps
                                           -----------------------------------
                                           Norman L. Phelps, President, Chief
                                           Executive Officer and Director
                                           (Principal Executive Officer)

Dated:  March 30, 2001                     /s/ John N. Nelli
                                           -----------------------------------
                                           John N. Nelli,
                                           Senior Vice President and Chief
                                           Financial Officer (Principal
                                           Financial and Accounting Officer)

Dated:  March 30, 2001                     /s/ John F. Owens
                                           -----------------------------------
                                           John F. Owens,
                                           Chairman of the Board of Directors

Dated:  March 30, 2001                     /s/ Steven F. Kuekes
                                           -----------------------------------
                                           Steven F. Kuekes,
                                           Senior Vice President, Chief
                                           Technology Officer and Director

Dated:  March 30, 2001
                                           -----------------------------------
                                           Thomas R. Brown,
                                           Director

Dated:  March 30, 2001
                                           -----------------------------------
                                           James A. Ounsworth,
                                           Director

Dated:  March 30, 2001                     /s/ Carl G. Sempier
                                           -----------------------------------
                                           Carl G. Sempier,
                                           Director

Dated:  March 30, 2001                     /s/ Carl Wilson
                                           -----------------------------------
                                           Carl Wilson,
                                           Director

Dated:  March 30, 2001                     /s/ Steven R. Zodtner
                                           -----------------------------------
                                           Steven R. Zodtner,
                                           Director

                      Tangram Enterprise Solutions, Inc.

                         Audited Financial Statements
                     and Additional Financial Information

                 Years ended December 31, 2000, 1999, and 1998



                                    Contents

Report of Independent Auditors...........................................   F-2

Audited Financial Statements

Balance Sheets...........................................................   F-3
Statements of Operations.................................................   F-4
Statements of Shareholders' Equity.......................................   F-5
Statements of Cash Flows.................................................   F-6
Notes to Financial Statements............................................   F-7

Additional Financial Information

Schedule II - Valuation and Qualifying Accounts..........................   F-18

                        Report of Independent Auditors


Board of Directors and Shareholders
Tangram Enterprise Solutions, Inc.

We have audited the balance sheets of Tangram Enterprise Solutions, Inc. as of December 31, 2000 and 1999, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tangram Enterprise Solutions, Inc. as of December 31, 2000 and 1999, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                         /s/Ernst & Young LLP

Raleigh, North Carolina
February 02, 2001, except for Note 11,
as to which the date is February 20, 2001, and March 01, 2001

                      Tangram Enterprise Solutions, Inc.

                                Balance Sheets
                     (in thousands, except share amounts)

                                                                                 December 31
                                                                          2000                 1999
                                                                        ------------------------------
 Assets
 Current assets:
    Cash and cash equivalents                                           $     553            $     445
    Accounts receivable, net of allowance of $341 and
      $509 in 2000 and 1999, respectively                                   5,300                5,148
    Notes receivable - officers                                                -                   496
    Other                                                                     402                  203
                                                                        ------------------------------
  Total current assets                                                      6,255                6,292

 Property and equipment:
    Computer equipment and software                                           808                  715
    Office equipment and furniture                                            128                  118
    Leasehold improvements                                                     93                   88
                                                                        ------------------------------
                                                                            1,029                  921
    Less accumulated depreciation and amortization                           (812)                (670)
                                                                        ------------------------------
  Total property and equipment                                                217                  251

 Other assets:
    Deferred software costs, net                                            3,309                2,894
    Cost in excess of net assets of business acquired, net                  2,163                2,911
    Other                                                                     102                   40
                                                                        ------------------------------
  Total other assets                                                        5,574                5,845
                                                                        ------------------------------
  Total assets                                                          $  12,046            $  12,388
                                                                        ==============================

 Liabilities and shareholders' equity
 Current liabilities:
    Accounts payable                                                    $     521            $     371
    Accrued expenses                                                        1,568                1,030
    Deferred revenue                                                        3,669                3,371
                                                                        ------------------------------
  Total current liabilities                                                 5,758                4,772

 Long-term debt - shareholder                                               3,925                1,623
 Other liabilities                                                            381                  428

 Shareholders' equity:
    Common stock, par value $0.01, authorized 48,000,000 shares,
      16,405,548 and 15,922,238 issued and outstanding in 2000
      and 1999, respectively                                                  164                  159
    Additional paid-in capital                                             44,916               44,622
    Accumulated deficit                                                   (43,098)             (39,216)
                                                                        ------------------------------
  Total shareholders' equity                                                1,982                5,565
                                                                        ------------------------------
  Total liabilities and shareholders' equity                            $  12,046            $  12,388
                                                                        ==============================

See accompanying notes.

                      Tangram Enterprise Solutions, Inc.

                           Statements of Operations
                   (in thousands, except per share amounts)

                                                                     Year ended December 31
                                                         2000               1999               1998
                                                     -------------------------------------------------
Revenue:
   Licenses and products                             $     7,068         $    10,963       $    14,387
   Services                                                6,916               7,715             6,291
                                                     -------------------------------------------------
Total revenue                                             13,984              18,678            20,678
 Cost of revenue:
   Cost of licenses and products                           1,793               2,942             2,427
   Cost of services                                        2,115               2,204             1,934
                                                     -------------------------------------------------
Total cost of revenue                                      3,908               5,146             4,361
                                                     -------------------------------------------------

 Gross profit                                             10,076              13,532            16,317

Operating expenses:
   Sales and marketing                                     7,033               7,550             8,171
   General and administrative                              3,301               2,326             3,398
   Research and development                                3,425               3,965             3,340
                                                     -------------------------------------------------
Total operating expenses                                  13,759              13,841            14,909
                                                     -------------------------------------------------

(Loss) income from operations                             (3,683)               (309)            1,408

Other expense, net                                          (199)               (154)             (272)
                                                     -------------------------------------------------

(Loss) income before income taxes                         (3,882)               (463)            1,136
Income tax provision (benefit)                                 -                 (19)               20
                                                     -------------------------------------------------

Net (loss) income                                    $    (3,882)        $      (444)      $     1,116
                                                     =================================================

(Loss) earnings per common share:
   Basic                                             $     (0.24)        $     (0.03)      $      0.07
   Diluted                                           $     (0.24)        $     (0.03)      $      0.06
                                                     =================================================


Weighted average number of common shares outstanding:
   Basic                                                  16,269              15,799            15,747
                                                     =================================================
   Diluted                                                16,269              15,799            17,265
                                                     =================================================

See accompanying notes.

                      Tangram Enterprise Solutions, Inc.

                      Statements of Shareholders' Equity
                    (in thousands, except number of shares)

                                                         Additional
                                     Common Stock         Paid-in    Accumulated         Treasury Stock        Shareholders'
                                ----------------------                               ----------------------
                                Shares          Amount    Capital      Deficit       Shares          Amount       Equity
                                --------------------------------------------------------------------------------------------
Balance at December 31, 1997    15,767,747       $158     $44,713     $(39,888)     (86,018)         $(500)       $4,483
   Exercise of stock options        38,070          -        (191)           -       61,325            356           165
   Net income                            -          -           -        1,116            -              -         1,116
                                --------------------------------------------------------------------------------------------

Balance at December 31, 1998    15,805,817        158      44,522      (38,772)     (24,693)          (144)        5,764
   Exercise of stock options       116,421          1         100            -       24,693            144           245
   Net loss                              -          -           -         (444)           -              -          (444)

                                --------------------------------------------------------------------------------------------

Balance at December 31, 1999    15,922,238        159      44,622      (39,216)           -              -         5,565
   Purchase of treasury stock            -          -           -                   (51,501)          (496)         (496)
   Exercise of stock options       483,310          5         294            -       51,501            496           795
   Net loss                              -          -           -       (3,882)           -              -        (3,882)
                                --------------------------------------------------------------------------------------------

Balance at December 31, 2000    16,405,548       $164     $44,916     $(43,098)           -          $   -         $1,982

                                ============================================================================================

See accompanying notes.

                      Tangram Enterprise Solutions, Inc.

                           Statements of Cash Flows
                                (in thousands)

                                                                                      Year ended December 31
                                                                              2000             1999             1998
                                                                         --------------------------------------------------
Operating activities
Net (loss) income                                                           $  (3,882)      $    (444)        $   1,116
Adjustments to reconcile net (loss) income to net cash (used in)
   provided by operating activities:
   Depreciation                                                                   143             183               216
   Amortization                                                                 2,463           2,945             2,656
   Reserve for doubtful accounts                                                 (168)           (550)              113
   Other                                                                          (47)            (65)                -
   Cash provided by changes in working capital items:
     Accounts receivable and other current assets                                (183)          1,391            (3,073)
     Accounts payable                                                             150            (423)              123
     Accrued expenses                                                             538             (58)             (359)
     Deferred revenue                                                             298            (105)              611
                                                                            -------------------------------------------
   Net cash (used in) provided by operating activities                           (688)          2,874             1,403

Investing activities
Deferred software costs                                                        (2,130)         (1,722)           (1,988)
Expenditures for property and equipment                                          (109)           (137)             (483)
Repayment (borrowing) on notes receivable-officers                                  -             788                 -
Sale-leaseback of equipment and furniture                                           -             105               373
Increase in other assets                                                          (62)              -                (3)
                                                                            -------------------------------------------
   Net cash used in investing activities                                       (2,301)           (966)           (2,101)

Financing activities
Net borrowings (repayments) on note payable to shareholder                      2,302          (1,953)              570
Proceeds from exercise of stock options                                           795             245               165
Repayment on notes payable                                                          -               -               (38)
                                                                            -------------------------------------------
   Net cash provided by (used in) financing activities                          3,097          (1,708)              697
                                                                            -------------------------------------------

Net increase (decrease) in cash                                                   108             200                (1)
Cash and cash equivalents, beginning of year                                      445             245               246
                                                                            -------------------------------------------
Cash and cash equivalents, end of year                                      $     553       $     445         $     245
                                                                            ===========================================

Supplemental disclosure of cash flow information -
Cash paid during the year for interest                                      $     155       $     254         $     363
                                                                            ============================================


See accompanying notes.

                      Tangram Enterprise Solutions, Inc.

                         Notes to Financial Statements

                               December 31, 2000



1.  Organization and Summary of Significant Accounting Policies

Organization and Description of Business

Tangram Enterprise Solutions, Inc. (the "Company") is a leading provider of IT asset management solutions for large and midsize organizations across all industries, in both domestic and international markets. Tangram's core business strategy and operating philosophy center on delivering world-class customer care, creating a productive IT asset management process through a phased solution implementation, and maintaining a leading-edge technical position. The Company's common stock trades on The Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the symbol TESI. The Company is a partner company of Safeguard Scientifics, Inc. ("Safeguard"). Safeguard is a leader in identifying, developing and operating premier technology companies with a focus on three sectors: software, communications, and eServices. Safeguard provides value acceleration services to its partner companies and leverages its vast network of resources to their benefit as strategic partners, customers, test beds, and sales channels. Safeguard is the majority shareholder of the Company holding approximately 56% of the Company's outstanding common shares.

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

Cost of Revenue

Cost of licenses and products includes the cost related to the distribution of licensed software and hardware products and the amortization of capitalized software development costs. Cost of services includes the cost of the direct labor force, including the associated personnel, travel and subsistence, and occupancy costs incurred in connection with providing consulting and maintenance services.

Sales and Concentration of Credit Risk

The Company operates in a single industry and is engaged in design and sale of a limited number of software products. No single customer accounted for more than 10% of total revenue in 2000, 1999, and 1998. Two of the Company's customers represented 24% and 20% of the accounts receivable balance at December 31, 2000, and two customers represented 20% and 12% of the accounts receivable balance at December 31, 1999.

International sales (including maintenance contracts) represented approximately 12%, 5%, and 12% of the Company's total revenue in fiscal years 2000, 1999, and 1998, respectively. To date, the majority of international revenue has been denominated in United States currency; therefore, the Company's results of operations have not been affected by currency fluctuation.

The Company's principal financial instrument subject to potential concentration of credit risk is accounts receivable, which are unsecured. The Company performs ongoing credit evaluations of its customers' financial condition. Management believes that the concentration of credit risk with respect to trade receivables is further mitigated as the Company's customer base consists primarily of Fortune 1000 companies. The Company maintains reserves for credit losses and such losses historically have been within management estimates.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization of property and equipment is provided using the straight-line method over estimated useful lives ranging from three to seven years.

Intangible Assets

Intangible assets are amortized by the methods and over the estimated lives as set forth in Note 2.

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Under SFAS 109, the liability method is used in accounting for income taxes and deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities.

                      Tangram Enterprise Solutions, Inc.

1.  Organization and Summary of Significant Accounting Policies (continued)

Earnings per Share

The basic earnings per common share calculations for the three years ended December 31, 2000, 1999 and 1998 are computed based on the weighted-average number of common shares outstanding during each period. Diluted earnings per common share reflect the potential dilution that would occur assuming the exercise of stock options. Basic and diluted earnings per share are the same in 2000 and 1999 because the effect of inclusion of the exercise of stock options would be to reduce the loss per common share. If the exercise of stock options were included, the weighted average number of common shares outstanding would have increased by 1,357,300 and 895,000 for the years ended December 31, 2000 and 1999, respectively.

Accounting for Stock Options

The Company has adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." SFAS 123 which gives companies the option to adopt the fair value method for expense recognition of employee stock options and other stock-based awards or to continue to account for such items using the intrinsic value method as outlined under Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" with pro forma disclosures of net (loss) income and net (loss) income per share as if the fair value method had been applied. The Company has elected to continue to apply APB 25 for stock options and other stock based awards and has disclosed pro forma net loss and net loss per share as if the fair value method had been applied.

2.  Intangible Assets

Intangible assets consist of the following at December 31, 2000 and 1999 (in thousands):


                                           Amortization         Estimated
                                               Method             Lives           2000           1999
                                          --------------------------------------------------------------
Cost in excess of net assets of
   business acquired                      Straight-line        10-15 years      $   8,588      $   8,588
Software development costs                Straight-line          2-3 years          6,147          4,018
                                                                                ---------      ---------
                                                                                   14,735         12,606
Less accumulated amortization                                                      (9,263)        (6,801)
                                                                                ---------      ---------
Net intangible assets                                                           $   5,472      $   5,805
                                                                                =========      =========

The Company assesses the recoverability of the excess of cost over net assets of business acquired based on management's projections of future cash flow of the respective operation.

Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Costs associated with the planning and designing phase of software development, including coding and testing activities necessary to establish technological feasibility, are classified as product development and expensed as incurred. Once technological feasibility has been determined, additional costs incurred in development, including coding, testing, and product quality assurance, are capitalized.

                      Tangram Enterprise Solutions, Inc.

2.  Intangible Assets (continued)

Amortization is provided on a product-by-product basis over the estimated economic life of the software, not to exceed three years, using the straight-line method. Amortization commences when a product is available for general release to customers. During 1999 approximately $3,784,000 of fully amortized software development costs were removed from intangible assets and accumulated amortization.

Research and development costs are comprised of the following as of December 31 (in thousands):

                                                                  2000          1999            1998
                                                            --------------------------------------------
Research and development costs incurred                       $   5,396     $   5,687       $   5,328
Less - capitalized software development costs                    (1,971)       (1,722)         (1,988)
                                                            --------------------------------------------
Research and development costs, net                           $   3,425     $   3,965       $   3,340
                                                            ============================================

Included in cost of revenue is amortization of software development costs of $1,715,000, $2,198,000, and $1,908,000 in 2000, 1999 and 1998, respectively.
Amortization of software development costs for the year ended December 31, 1999 includes $410,000 related to accelerated amortization periods due to reduced expected useful lives of certain capitalized software costs recorded prior to 1999.

3.  Debt

The Company has a $6,000,000 unsecured revolving line of credit with Safeguard. Terms of the line of credit require monthly interest payments at the prime rate plus 1%. Principal is due thirteen months after date of demand by Safeguard or earlier in the case of a sale of substantially all of the assets of the Company, a business combination, or upon the closing of a debt or equity offering.

Total interest expense was $222,000, $244,000, and $377,000 for the years ended 2000, 1999 and 1998, respectively.

4.  Leases

The Company has entered a sale-leaseback agreement under which the Company has received, at varying times from July 1997 through December 31, 2000, $1.3 million for computer equipment and furniture that had a net book value of $1.1 million. The leaseback has been accounted for as an operating lease. The aggregate minimum monthly rental payment under these transactions is approximately $31,400. The gains recognized in these transactions have been deferred and are being amortized to income in proportion to rental expense over the term of the lease.

The Company leases its facilities, as well as subleases a part of its facilities to an outside party, and certain equipment under several non-cancelable operating lease agreements that expire at various times through 2004. Certain of these leases contain fixed rental increases over the life of the respective lease. Net rental expense under these leases for the years ended December 31, 2000, 1999, and 1998 totaled approximately $1,550,000, $1,477,000, and
$1,406,000, respectively.

                      Tangram Enterprise Solutions, Inc.

4.  Leases (continued)

Future minimum lease payments under non-cancelable operating leases and subleases at December 31, 2000 are as follows (in thousands):

                                                                 Net rental
                              Commitments    Sublease Rentals   Commitments
                              -----------    ----------------   -----------

        2001                   $ 1,655              $   281        $ 1,374
        2002                     1,493                  289          1,204
        2003                     1,311                  298          1,013
        2004                       942                  229            714
                              --------             --------       --------
                               $ 5,401              $ 1,097        $ 4,305
                              ========             ========       ========

5.  Stock Options

The Company has granted incentive and non-qualified stock options to employees and directors under three outstanding stock option plans: the 1988 Stock Option Plan (the "1988 Plan"), the Stock Option Plan for Directors (the "Directors' Plan"), and the 1997 Equity Compensation Plan (the "1997 Plan").

The Company may no longer grant options under the 1988 Plan or the Directors' Plan. Through December 31, 2000, the Company had options outstanding under these plans of 1,320,200 shares (1988 Plan), 38,000 shares (Director's Plan), and 1,015,600 shares (1997 Plan). Under the plans, the Board of Directors determines the option exercise price on a per-grant basis, but the price shall not be less than fair market value on the date of grant. Generally, outstanding options vest over periods not exceeding 4 years after the date of grant and expire 10 years after the date of grant. All options granted under the plans to date have been at prices that have been equal to fair market value at date of grant. At December 31, 2000, the Company has approximately 3,323,700 shares of common stock reserved for future issuance under the plans.

Option activity under the Company's plans are summarized below (in thousands, except per share amounts):

                                                2000                     1999                     1998
                                      ---------------------------------------------------------------------------
                                                    Weighted                Weighted                 Weighted
                                                    Average                 Average                  Average
                                                    Exercise                Exercise                 Exercise
                                        Shares       Price       Shares      Price       Shares       Price
                                      ---------------------------------------------------------------------------
Outstanding at beginning of year         2,617         $2.54       2,549       $2.29       2,342      $2.27
Options granted                            419          5.57         342        4.84         766       4.86
Options exercised                         (535)         1.49        (141)       1.76         (99)      1.66
Options canceled                          (164)         4.65        (133)       3.95        (460)      6.65
                                      ---------------------------------------------------------------------------
Outstanding at end of year               2,337         $3.17       2,617       $2.54       2,549      $2.29
                                      ===========================================================================

Options exercisable at year-end          1,595                     1,933                   1,807
Shares available for future grant          987                     1,242                   1,444

                      Tangram Enterprise Solutions, Inc.

5.  Stock Options (continued)

The following summarizes information about the Company's stock options outstanding at December 31, 2000 (in thousands, except per share amounts):

                                         Options Outstanding                       Options Exercisable
                          -----------------------------------------------------------------------------------
          Range of           Number          Weighted.         Weighted         Number         Weighted
          Exercise         Outstanding     Avg. Remaining    Avg. Exercise    Exercisable    Avg. Exercise
           Prices          at 12/31/00    Contractual Life       Price        at 12/31/00        Price
     --------------------------------------------------------------------------------------------------------
     $0.59 - $1.50            1,201               2.5 yrs.      $  1.44          1,142            $  1.46
     $1.63 - $2.53              236               6.6              2.06            134               2.11
     $3.00 - $3.75              326               5.7              3.49            119               3.58
     $4.50 - $5.75              138               4.7              4.74             81               4.74
     $6.13 - $7.13              110               3.6              6.50             84               6.42
     $7.88 - $9.38              326               7.0              8.28             35               7.88
                          -----------------------------------------------------------------------------------
                              2,337               4.2 yrs.      $  3.18          1,595            $  2.24
                          ===================================================================================

The Company applies APB 25 and related interpretations in accounting for its various stock option plans. Had compensation expense been recognized consistent with SFAS 123, the Company's net loss would have been $4,035,000, or $0.25 per share, in 2000, $1,252,000, or $0.08 per share, in 1999, $165,000 or $0.01 per share, in 1998.

The per share weighted-average fair value of stock options issued by the Company during 2000, 1999, and 1998 was $5.14, $4.22, and $4.25, respectively, on the dates of grant.

The following assumptions were used by the Company to determine the fair value of stock options granted using the Black-Scholes option-pricing model:

                                                           2000               1999                 1998
                                                    --------------------------------------------------------
          Dividend yield                                        0%                 0%                    0%
          Expected volatility                                 142%               100%                  100%
          Expected option life                        3 to 8 years      8 to 10 years         5 to 10 years
          Risk-free interest rate                     5.0% to 6.4%       5.5% to 6.8%          4.6% to 5.9%

Pro forma net loss reflects only options granted since January 1, 1995. Therefore, the full impact of calculating compensation expense for stock options under SFAS 123 is not reflected in the pro forma net loss amounts presented above because compensation expense is reflected over the options' vesting period, and compensation expense for options granted prior to January 1, 1995 is not considered.

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

                      Tangram Enterprise Solutions, Inc.

6.  Related Party Transactions (continued)

The Company has transactions in the normal course of business with Safeguard or affiliated companies. Up until May 2000, the Company was a party to an administrative support agreement with Safeguard under which the Company paid to Safeguard a fee equal to 1/4 of 1% of net sales, up to a maximum of $200,000 annually, including reimbursement of certain out-of-pocket expenses incurred by Safeguard. The administrative support services included consultation regarding our general management, investor relations, financial management, certain legal services, insurance programs administration, and tax research and planning, but did not cover extraordinary services or services that were contracted out. During the years ended December 31, 2000, 1999 and 1998, the Company paid administrative services fees to Safeguard totaling approximately $71,000, $183,000, and $267,000, respectively. The Company also paid Safeguard interest costs under a revolving credit agreement of $222,000, $253,000 and $360,000 in 2000, 1999, and 1998, respectively. In addition, during 2000, the Company incurred consulting-related expenses of approximately $261,200 from affiliates of Safeguard.

The Company employs an indirect sales force that works closely with its major resellers and partners to manage the development of the indirect channel, distribution of its product, and product implementation. CompuCom Systems, Inc. has been a reseller of the Asset Insight product since 1996. During the years ended December 31, 2000, 1999, and 1998, the Company has recognized revenue of $387,400, $882,100, and $1,575,500, respectively from CompuCom Systems, Inc. associated with their purchase and resell of Company products and related implementation services and annual maintenance contracts. As of December 31, 2000, CompuCom Systems, Inc. has an outstanding receivable with the Company of $99,300. Safeguard is the majority shareholder of CompuCom Systems, Inc., holding approximately 60% of CompuCom's outstanding voting securities.

7.  Income Taxes

The components of income tax (benefit) expense for the years ended December 31 consist of the following (in thousands):

                                               2000               1999                1998
                                        ----------------------------------------------------------
Current (benefit) expense
   Federal                                   $       -          $     (19)          $      20
   State                                             -                  -                   -
                                        ----------------------------------------------------------
                                                     -                (19)                 20
Deferred (benefit) expense
   Federal                                           -                  -                   -
   State                                             -                  -                   -
                                        ----------------------------------------------------------
                                                     -                  -                   -
                                        ----------------------------------------------------------
Total                                        $       -          $     (19)          $      20
                                        ==========================================================

                      Tangram Enterprise Solutions, Inc.

7.  Income Taxes (continued)

The components of net deferred taxes as of December 31 are as follows (in thousands):

                                                                            2000                1999
                                                                     ---------------------------------------
Deferred tax assets
   Net operating loss carryforward                                        $  11,543           $  10,336
   Tax credit carryforward                                                      135                 392
   Allowance for doubtful accounts                                              116                 173
   Accrued payroll and benefits                                                 131                 197
   Depreciation and amortization                                                 55                 361
   Other                                                                          3                  28
                                                                     ---------------------------------------
     Total deferred tax assets                                               11,983              11,487
Deferred tax liabilies - deferred software costs                             (1,125)               (984)
                                                                     ---------------------------------------
                                                                             10,858              10,503
Valuation allowance                                                         (10,858)            (10,503)
                                                                     ---------------------------------------
Net deferred tax assets                                                   $       -           $       -
                                                                     =======================================

The actual income tax expense for 2000, 1999 and 1998 differs from the "expected" amount (computed by applying the statutory federal income tax rate of 34% to the loss before income taxes) as follows (in thousands):

                                                          2000               1999                1998
                                                   ----------------------------------------------------------
Computed "expected" tax expense (benefit)               $  (1,320)         $    (157)          $     379
Non-deductible amortization                                   254                254                 254
Change in valuation allowance and other                     1,066               (116)               (613)
                                                   ----------------------------------------------------------
Actual tax expense                                      $       -          $     (19)          $      20
                                                   ==========================================================

At December 31, 2000, the Company has net operating loss carryforwards of approximately $33.9 million. The net operating loss carryforwards expire in various amounts from 2001 through 2020. The Tax Reform Act of 1986 contains provisions that limit the ability to utilize net operating loss carryforwards in the case of certain events, including significant changes in ownership interests. As there was a significant change in ownership interests (as defined) on June 29, 1989, the Company is limited in its ability to utilize approximately $18.0 million of its net operating loss carryforwards. The annual limitation for the utilization of these carryforwards is approximately $1.3 million, and any unused amount can be utilized in subsequent years within the carryforward period.

At December 31, 2000, the Company had available approximately $119,000 and $16,000 of research and development and investment credit carryforwards, respectively, which expire in varying amounts from 2001 through 2002.

                      Tangram Enterprise Solutions, Inc.

8.   Employee Benefit Plans

The Company provides certain health and medical benefits to eligible employees, their spouses and dependents pursuant to a benefit plan funded by the Company. Each participating employee contributes to the Company's costs associated with such benefit plan. The Company's obligation to fund this benefit plan and pay for these benefits is capped through the Company's purchase of an insurance policy from a third party insurer. The amount established as a reserve is intended to recognize the Company's estimated obligations with respect to its payment of claims and claims incurred, but not yet reported under the benefit plan. Management believes that the recorded liability for medical self-insurance at December 31, 2000 is adequate to cover the losses and claims incurred, but these reserves are necessarily based on estimates, and the amount ultimately paid may be more or less than such estimates. These estimates are based upon historical information along with certain assumptions about future events, including increases in projected medical costs.

The Company has a retirement plan which is qualified under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the Board of Directors. Effective January 1, 2000, the Company started providing an employer match on the first 6% of participants' contributions. The amount of the Company's match is 50% of the participants' contributions and is paid quarterly. The Company's contribution to the plan for 2000 was $174,100. No Company contributions were made for the years ended December 31, 1999 and 1998.

The Company does not offer post-retirement or post-employment benefits.

9.   Contingencies

Since February 1998, the Company has disclosed a dispute regarding a customer's failure to pay for software products sold and delivered by the Company. As a result of the customer's non-payment, the Company fully reserved in 1997 for the outstanding receivable due. In May 1999, the Company and the customer reached an amicable resolution to the dispute that resulted in the recovery of $925,000 of the outstanding receivable, which is reflected in the 1999 statements of operations as a reduction to general and administrative expenses.

There are no other material pending legal proceedings to which the Company is a party or of which any of its property is subject.

10.  Impact of Recently Issued Accounting Standards

In December 1999, the Securities Exchange Commission ("SEC") staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," as amended by SAB No. 101A and SAB No. 101B, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 explains the SEC staff's general framework for revenue recognition, stating that certain criteria be met in order to recognize revenue. SAB No. 101 also addresses gross versus net revenue presentation and financial statement and Management's Discussion and Analysis disclosures related to revenue recognition. The Company is in the process of evaluating the potential impact of SAB No. 101, but anticipates that the impact to the Company's financial statements, if any, will be insignificant.

In April 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 44, "Accounting for Certain Transactions involving Stock Compensation: an interpretation of APB Opinion No. 25." FIN 44 affects certain awards and modifications made after December 15, 1998. The Company believes that its accounting policies comply with the applicable provisions of FIN 44.

                      Tangram Enterprise Solutions, Inc.

10.  Impact of Recently Issued Accounting Standards (continued)

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," which was later amended by SFAS 137," Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133." SFAS No. 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statements of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. If the derivative is determined to be a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are offset against the change in fair value of the hedged assets, liabilities or firm commitments through the statements of operations or recognized in other comprehensive income until the hedged item is recognized in the statements of operations. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. The Company is required to adopt SFAS No. 133 on January 1, 2001. The Company is in the process of evaluating the potential impact of SFAS No. 133.

The Company does not expect the adoption of other recently issued accounting pronouncements to have a significant impact on our results of operations, financial position, or cash flows.

11.  Subsequent Events

On February 20, 2001, the Company issued 3,000 shares of Series F Convertible Preferred Stock ("Series F Shares") to Safeguard in exchange for $3,000,000 of principal outstanding under its existing credit facility with Safeguard. Also on February 20, 2001, Safeguard reduced the maximum availability under the credit facility from $6,000,000 to $3,000,000. The Series F Shares have a par value of $0.01 per share and the issuance price was $1,000 per share. The Series F Shares are entitled to certain preferences, limitations and special rights, including dividend rights, conversion rights, voting rights, anti-dilution rights, registration rights, and liquidation preferences. The Series F Shares are entitled to a cumulative quarterly dividends when and as if they may be declared by the Board at a rate per share equal to two percent (2%) per quarter of the issuance price. The 3,000 shares of Series F Shares are convertible at any time at the option of the holder into 1,500,000 shares of Common Stock, as adjusted pursuant to the terms of the Statement of Designations, Preferences and Rights Agreement. Commencing at any time on or after February 20, 2003, the Company may redeem all of the shares of the Series F Shares by paying in cash a sum equal to one hundred three percent (103%) of the initial purchase price per share plus all accrued but unpaid dividends. The Series F Shares are entitled to one vote for each share of Common Stock into which such Series F Shares may be converted and may vote on all matters submitted to a vote of the holders of Common Stock. Safeguard has a 59% voting interest as a result of its ownership of the Series F Shares.

On March 01, 2001, pursuant to an Asset Purchase Agreement dated February 13, 2001, the Company issued 3,000,000 shares of its common stock and $1,500,000 in non-interest bearing Promissory Notes ("Notes") to Axial Technology Holding AG ("Axial") for all rights of ownership to Axial's proprietary asset management technology, some or all of which is commonly known as Wyzdom ("Wyzdom"), as well as for certain related assets and obligations of Wyzdom Solutions, Inc. Wyzdom Solutions, Inc. is an affiliate of Axial and is the exclusive distributor of the Wyzdom technology in the United States. The Notes require the payment of $300,000, $500,000, and $700,000 on the first, second and third anniversary, respectively, of the Asset Purchase Agreement. Additional earnout payments totaling up to $1,500,000 may also be payable to Axial, depending on the achievement of certain revenue goals for the Wyzdom products during the three years following closing. However, this amount could be reduced to zero based upon the performance of the Company's common stock price during this period.

                       Additional Financial Information

                      Tangram Enterprise Solutions, Inc.

                Schedule II - Valuation and Qualifying Accounts

                 Years ended December 31, 2000, 1999, and 1998

                                                  Balance at       Additions Charged                           Balance at
                                                 Beginning of        to Costs and            Deductions          End of
                                                    Period              Expenses            from Reserves        Period
                                              ------------------- ---------------------- ------------------- ----------------
Year ended December 31, 2000:
  Allowance for doubtful accounts               $     508,700       $         326,500      $     494,400       $     340,800

Year ended December 31, 1999:
  Allowance for doubtful accounts                   1,262,400                 375,000          1,128,700             508,700

Year ended December 31, 1998:
  Allowance for doubtful accounts                   1,148,600                 442,500            328,700           1,262,400

                                 EXHIBIT INDEX

     Except as indicated by footnote, all of the following exhibits were filed with the Company's Annual Report on Form 10-K, dated December 31, 2000. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

          Exhibit
          Number      Exhibit Description
          -----       -------------------

           3.1 Articles of Incorporation of the Company, as amended. (3) (Exhibit 3a)

           3.2 Articles of Amendment of Rabbit Software Corporation. (4) (Exhibit 3.2)

           3.3        Articles of Amendment of the Company. (5) (Exhibit 3.3)

           3.4 Statement of Designations, Preferences and Rights of the Series F Convertible Preferred Stock. (10) (Exhibit 4.1)

           3.5        By - Laws of the Company, as amended. (3) (Exhibit 3b)

           4.1 Form of Certificate evidencing Common Stock, $0.01 par value, of the Company. (5) (Exhibit 4.2)

           4.2** The Company's 1988 Stock Option Plan, as amended. (5) (Exhibit 4.5)

           4.3**      The Company's 1997 Equity Compensation Plan. (7) (Exhibit
                      4.1)

           4.4 Investor Rights Agreement entered into as of February 20, 2001, by the Company and Safeguard Scientifics, Inc. (10) (Exhibit 4.2)

           4.5 Securities Conversion Agreement, dated February 20, 2001, between the Company and Safeguard Scientifics, Inc. (10) (Exhibit 4.3)

           10.1 Agreement of Lease, executed by the Company on December 23, 1996, with Rexford LLC. (6) (Exhibit 10.1)

           10.2* First Amendment to Agreement of Lease, executed by the Company on May 25, 2000, with Rexford LLC.

           10.3* Agreement of Sublease, executed by the Company on October 11, 2000, with Spectrasite Communications, Inc.

           10.4 Agreement of Lease, executed by the Company on February 17, 1986, with Morehall Associates Limited Partnership.
                      (1) (Exhibit 10m)

           10.5 First Amendment to Agreement of Lease, dated June 13, 1986, with Morehall Associates Limited Partnership. (2) (Exhibit 10i)

           10.6 Second Amendment to Agreement of Lease, dated June 1, 1989, with Morehall Associates Limited Partnership. (2) (Exhibit 10j)

           10.7 Third Amendment to Agreement of Lease, dated October 12, 1992, with Morehall Associates Limited Partnership. (3) (Exhibit 10d)

                                 EXHIBIT INDEX

          Exhibit
          Number      Exhibit Description
          ------      -------------------

           10.8 Fourth Amendment to Agreement of Lease, dated January 28, 1997, with Morehall Associates Limited Partnership. (6) (Exhibit 10.6)

           10.9 Fifth Amendment to Agreement of Lease, dated March 10, 1997, with Morehall Associates Limited Partnership. (6) (Exhibit 10.7)

           10.10 Sixth Amendment to Agreement of Lease, dated October 29, 1999, with Rouse and Associates Limited Partnership. (9) (Exhibit 10.8)

           10.11 Second Amended Revolving Note dated September 11, 1997, between the Company and Safeguard Scientifics, Inc. (8) (Exhibit 10.1)

           10.12 First Amendment to Second Amended Revolving Note dated February 20, 2001, between the Company and Safeguard Scientifics, Inc. (10) (Exhibit 10.2)

           10.13 Asset Purchase Agreement dated February 13, 2001, by and among the Company, Axial Technology Holding AG and Wyzdom Solutions Inc. (11) (Exhibit 10.1)

           10.14 First Addendum to Asset Purchase Agreement dated as of February 13, 2001, among the Company, Axial Technology Holding AG and Wyzdom Solutions Inc. (11) (Exhibit 10.2)

           10.15 Promissory Note dated February 13, 2001, between the Company and Axial Technology Holding AG. (11) (Exhibit 10.3)

           10.16 Contingent Payment Promissory Note dated February 13, 2001, between the Company and Axial Technology Holding AG.
                      (11) (Exhibit 10.4)

           10.17** Employee Non-Disclosure and Non-Competition Agreement, dated October 4, 1993, and First Amendment dated June 3, 1994, between the Company and Steve Kuekes. (5) (Exhibit 10.20)

           10.18 Master Lease Agreement and Addendum No.1, dated July 23, 1997, between the Company and Triangle Technology Leasing.
                      (8) (Exhibit 10.2)

           23.1*      Consent of Ernst & Young LLP.


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

           (9) Filed as an exhibit to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1999, and incorporated herein by reference.

           (10) Filed as an exhibit to the Company's Current Report on Form 8-K dated February 20, 2001, and incorporated herein by reference.

           (11) Filed as an exhibit to the Company's Current Report on Form 8-K dated March 01, 2001, and incorporated herein by reference.