Form 10-K405/A
period 2000-12-31
TANGRAM ENTERPRISE SOLUTIONS INC
filed 2001-05-02
CIK 804121

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                (Amendment No. 1)

                                   (Mark one)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended   December 31, 2000
                                        -----------------

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
            For the transition period from               to
                                          --------------    --------------
                         Commission File Number 0-15454

                       TANGRAM ENTERPRISE SOLUTIONS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                    Pennsylvania                          23-2214726
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
                                (Title of class)

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X   No
                                                 -----    -----

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


  The aggregate market value of shares of common stock held by non-affiliates on March 27, 2001 (as reported on The Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the symbol TESI) was approximately $2,896,698. For purposes of determining this amount only, Registrant has defined affiliates as including
(a) the executive officers named in Part I of this 10-K report, (b) all directors of Registrant, and (c) each shareholder that has informed Registrant by March 27, 2001 that it is the beneficial owner of 10% or more of the outstanding common stock of Registrant.

  As of March 27, 2001 there were 19,405,548 shares of the Company's common stock outstanding.

                                EXPLANATORY NOTE
                                ----------------


  This Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, is being filed in order to submit the information required to be included in Part III thereof within the period required by General Instructions G(3) to Form 10-K.

  Part III of the Registrant's Annual Report on Form 10-K is hereby amended by deleting the text thereof in its entirety and substituting the following:

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

  Information regarding the Company's executive officers may be found in the section entitled "Executive Officers" in part I of this Annual Report on Form 10-K.

  The table below sets forth, for the Company's directors, all of whom are nominees for director to be elected at the Company's Annual Meeting of Shareholders, certain information regarding the background and age of each director:

Name                   Age  Position with the Company
----                   ---  -------------------------
John F. Owens          60   Chairman of the Board and Director
Norman L. Phelps       63   President and Chief Executive Officer, Director
Steven F. Kuekes       42   Senior Vice President and Chief Technology Officer,
                            Director
Thomas R. Brown        54   Director
James A. Ounsworth     58   Director
Carl G. Sempier        69   Director
Carl Wilson            54   Director
Steven R. Zodtner      44   Director

--------------------------------------------------------------------------------
John F. Owens                                          Director since 1992

  Mr. Owens was appointed chairman of our board in December 1999. Mr. Owens is president of Solo Systems, Inc., a management consulting firm, and president of Implementation and Consulting Services, Inc., a systems software services company.

--------------------------------------------------------------------------------
Norman L. Phelps                                       Director since 2000

  Mr. Phelps has served as our president and chief executive officer since December 31, 1999. Prior to joining us, Mr. Phelps held the position of chief information officer at Blue Cross & Blue Shield of North Carolina, a health insurance company, from June 1995 to September 1999. Prior to that, he was chief executive officer of National Liberty Corp., a personal insurance company. Previously, Mr. Phelps served as executive vice president of Colonial Penn Group based in Philadelphia, Pennsylvania and also served as president of the Colonial Penn Group Information Systems Data Corporation.

--------------------------------------------------------------------------------
Steven F. Kuekes                                       Director since 1993

  Mr. Kuekes has served as our senior vice president and chief technology officer since October 1993.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Thomas R. Brown                                        Director since 2001

  Mr. Brown has served as chief executive officer of the Axial Finance group of companies since its formation in 1987. Axial is a Swiss-based international set of companies focused on financing in the high-tech sector in Europe and Southern Africa. Mr. Brown is also a director of Axial Technology Holding AG, a Swiss-based technology investment company, and a director of Axiam Holdings Limited, a South African-based financial services company.

--------------------------------------------------------------------------------
James A. Ounsworth                                     Director since 1999

  Mr. Ounsworth has served as vice president, secretary and general counsel of Safeguard Scientifics, Inc. since December 1991, and as a senior vice president, secretary and general counsel from November 1995 until November 2000. Safeguard is a leader in developing and operating premier Internet infrastructure companies. Mr. Ounsworth presently works with Safeguard and consults with other business entities. Mr. Ounsworth is a director of Owosso Corporation.

--------------------------------------------------------------------------------
Carl G. Sempier                                        Director since 1992

  Mr. Sempier is a business consultant.

--------------------------------------------------------------------------------
Carl Wilson                                            Director since 1995

  Mr. Wilson has served as executive vice president and chief information officer of Marriott International, an international hospitality company, since April 1997. Prior to that Mr. Wilson served as vice president-information resources of Georgia-Pacific Corporation, a diversified forest products company, from December 1992 to March 1997.

--------------------------------------------------------------------------------
Steven R. Zodtner                                      Director since 2001

  Mr. Zodtner has served as vice president of operations and development for Safeguard Scientifics, Inc., a leader in developing and operating premier Internet infrastructure companies, since February 2000. Prior to that Mr. Zodtner served as Managing Partner of aligne, Inc, a management and IT strategy consulting firm, from November 1996 to February 2000. Before co-founding aligne, Inc., Mr. Zodtner served as vice president of information systems with Independence Blue Cross based in Philadelphia, Pennsylvania.
--------------------------------------------------------------------------------


Section 16(A) Beneficial Ownership Reporting Compliance

  Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors, officers and persons who own more than 10% of a registered class of our equity securities file reports of ownership and changes in ownership of such securities with the SEC and Nasdaq. Directors, officers and greater than 10% beneficial owners are required by applicable regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of the forms and information furnished to us, we believe that during the 2000 fiscal year all filing requirements applicable to our directors, officers and greater than 10% beneficial owners were satisfied.

Item 11.  Executive Compensation

  The following table provides summary information concerning the compensation earned by our chief executive officer and other executive officers employed by us during the fiscal year ended December 31, 2000.



                             2000 Annual Compensation for the Top Six Officers
---------------------------------------------------------------------------------------------------------------------------------
                                                                             Long-Term Compensation
                                          Annual Compensation                        Awards
                                       --------------------------------------------------------------------
                                                                        Other Annual         Securities               All Other
Name and Principal                                                      Compensation         Underlying             Compensation
    Position                Year       Salary ($)       Bonus ($)          ($)(4)          Options/SARS (#)             ($)(5)
------------------          ----       ----------       ---------       ------------       ----------------         -------------
Norman L. Phelps,           2000       $250,000         $45,000              --                    --                  $  7,230
President and Chief
Executive Officer           1999             --              --              --               100,000                        --



Steven F. Kuekes,           2000       $160,000         $14,000              --                    --                  $  7,448
Senior Vice President
and Chief Technology        1999        150,000          17,500              --                    --                    29,543
Officer
                            1998        136,250          37,579              --                    --                    19,491



Ronald R. Nabors,           2000       $ 80,238         $    --              --                75,000                  $    288
Senior Vice President
of Worldwide Sales and
Customer Care (1)


John N. Nelli,              2000       $170,000         $47,667              --                50,000                  $  5,575
Senior Vice President
and Chief Financial         1999        160,000          21,333              --                    --                       405
Officer
                            1998        127,917          31,444              --                50,000                       332


Nancy M. Dunn,              2000       $ 50,348         $    --              --                    --                  $101,359
Former Senior Vice
President, Legal (2)        1999        120,000           8,000              --                    --                    20,516

                            1998        120,000          37,769              --                    --                    20,386


Scott L. Jaffe,             2000       $139,972          $   --              --                40,000                  $150,542
Former Senior Vice
President of Worldwide
Sales and Sales
Operations (3)


Notes to Annual Compensation Table:

(1) Mr. Nabors joined us as senior vice president of worldwide sales and customer care on August 8, 2000.
(2) Ms. Dunn resigned as senior vice president, legal effective February 2, 2000 and terminated her employment as of June 30, 2000.
(3) Mr. Jaffe's employment as a senior vice president of worldwide sales and sales operations was terminated on September 30, 2000.
(4) Personal benefits do not exceed $50,000 or 10% of the total annual salary and bonus for any executive.
(5)  For 2000, all other compensation includes the following:


                            Other            Company Match        Life Insurance
       Name             Compensation*  Defined Contribution Plan  Premiums Paid
----------------------- -------------  -------------------------  --------------
Norman L. Phelps        $      0                $5,250                  $1,980
Steven F. Kuekes               0                 5,250                   2,198
Ronald R. Nabors               0                     0                     288
John N. Nelli                  0                 5,250                     325
Nancy M. Dunn             96,660                 1,473                   3,226
Scott L. Jaffe           145,000                 5,250                     292

* Represents obligation due under Ms. Dunn and Mr. Jaffe's severance and non-competition agreements.

  The following table relates to options to acquire Tangram common stock, unless otherwise noted in the footnotes.

          Stock Option Grants During the Year Ended December 31, 2000

                                                                                                        Potential Realizable Value
                                                                                                        At Assumed Annual Rates Of
                                                                                                         Stock Price Appreciation
                                         Individual Grants                                                   For Option Term(1)
-----------------------------------------------------------------------------------------------------------------------------------
                                     Number of            % of Total
                                     Securities             Options/
                                     Underlying               SARS
                                      Options/             Granted To       Exercise Or
                                        SARs              Employees In      Base Price     Expiration
Name                               Granted (#)(2)         Fiscal Year        ($/Sh)(3)        Date            5%  ($)     10%  ($)
-----------------------------------------------------------------------------------------------------------------------------------
Norman L. Phelps                         --                    --                --            --            $     --       $ --
-----------------------------------------------------------------------------------------------------------------------------------
Steven F. Kuekes                         --                    --                --            --                  --        --
-----------------------------------------------------------------------------------------------------------------------------------
Ronald R. Nabors                     75,000                  17.9%             $1.88         8/09/10          229,500     366,000
-----------------------------------------------------------------------------------------------------------------------------------
John N. Nelli                        50,000                  11.9%             $8.00         2/11/10          651,500   1,037,500
-----------------------------------------------------------------------------------------------------------------------------------
Nancy M. Dunn                            --                    --                 --              --               --          --
-----------------------------------------------------------------------------------------------------------------------------------
Scott L. Jaffe                       40,000                   9.5%             $8.00         2/11/10          521,200     830,000
-----------------------------------------------------------------------------------------------------------------------------------

(1) These values assume that the shares appreciate at the compounded annual rate shown from the grant date until the end of the option term. These values are not estimates of future stock price growth of Tangram. Executives will not benefit unless the common stock price increases above the stock option exercise price. The assumed annual rates of appreciation of 5% and 10% would result in the price of the Company's stock increasing to $3.06 and $4.88, respectively, with respect to Mr. Nabors' option grant and $13.03 and $20.75, respectively, with respect to Messrs. Nelli's and Jaffe's option grants.

(2) All options are to acquire common stock and have a term of 10 years. The first 25% of Mr. Nabors' options vest immediately and 25% will vest on the first, second, and third anniversaries of the date of grant. Messrs. Nelli's and Jaffe's options vest 50% on the first anniversary of the date of grant and 50% on the second anniversary of the date of grant. Options continue to vest and remain exercisable so long as Messrs. Nabors, Nelli and Jaffe are employed by us. The option exercise price may be paid in cash, by delivery of previously acquired shares (under certain conditions), or same-day sales (that is, cashless exercises). The compensation committee has the authority to modify the terms of outstanding options, including acceleration of the exercise date.

(3) All options have an exercise price equal to the fair market value of the shares subject to each option on the grant date.

    The following table set forth information about option exercises by each of the officers named in the annual compensation table.

         2000 Stock Option Exercises and Year-End Stock Option Values


                                                                   Number Of Securities Underlying
                                                                             Unexercised                   Value Of Unexercised
                                                                             Options/SARs                In-The-Money Options/SARs
                                Shares                                  At Fiscal Year-End (#)           At Fiscal Year-End ($)(1)
                              Acquired On
        Name                  Exercise (#)    Value Realized ($)    Exercisable      Unexercisable     Exercisable   Unexercisable
------------------------------------------------------------------------------------------------------------------------------------
Norman L. Phelps                  --             $     --               25,000           115,000          $   --          $  --
------------------------------------------------------------------------------------------------------------------------------------
Steven F. Kuekes                   --                  --              360,000                --              --             --
------------------------------------------------------------------------------------------------------------------------------------
Ronald R. Nabors                   --                  --               18,750            56,250              --             --
------------------------------------------------------------------------------------------------------------------------------------
John N. Nelli                      --                  --              112,500            62,500              --             --
------------------------------------------------------------------------------------------------------------------------------------
Nancy M. Dunn                  90,000             202,394                   --                --              --             --
------------------------------------------------------------------------------------------------------------------------------------
Scott L. Jaffe                     --                  --               70,000            70,000              --             --
------------------------------------------------------------------------------------------------------------------------------------

(1) Value is calculated using the difference between the option exercise price and the year-end stock price, multiplied by the number of shares subject to an option. The year-end stock price used was $0.38 for each share of our common stock.

Employment Contracts; Severance and Change-in-Control Arrangements

  We have entered into severance agreements with Messrs. Phelps and Nelli that provide for their employment as executive officers until their employment relationships are terminated under certain conditions. As part of their agreements, if employment is terminated without cause, or if we demote either Messrs. Phelps or Nelli or reduce their salaries or benefits below their current levels, each executive officer will be entitled to continuation of their salary and welfare benefits for up to one year. Messrs. Phelps and Nelli have agreed not to compete with Tangram for one year after their voluntary termination of employment, and if their employment is terminated for any reason other than due cause, for the same period of time for which they receive compensation. Under certain conditions, in the event of a change in control, Messrs. Phelps or Nelli may voluntarily choose to leave within six months following a change in control event and be entitled to receive, in lump sum payment, all payments due to them as if they were terminated without cause. Additionally, all unvested stock options held by Messrs. Phelps or Nelli to purchase shares of Tangram will be vested.

  We have entered into a change in control agreement with Mr. Nabors that provides him protection under certain conditions in the event of a change in control. Within six months following a change in control event, if Mr. Nabors' employment is terminated without cause, or if his base salary is reduced by more than 30% of his then current level, Mr. Nabors may voluntarily chose to leave and be entitled to continuation of his salary and welfare benefits for up to one year. Additionally, all unvested stock options held by Mr. Nabors to purchase shares of Tangram will be vested.

  In October 1993, we entered into severance and non-competition agreements with Mr. Kuekes and Ms. Dunn that provide for continued health and dental benefits for up to one year and severance payments equal to one year of their respective base salaries upon termination of employment for any reason other than cause or voluntary termination. We may, at our discretion, provide these benefits upon termination for cause or voluntary termination. Mr. Kuekes and Ms. Dunn have agreed to refrain from competing for one year after termination during which time severance payments and health benefits would continue to be paid.

  On June 30, 2000, Ms. Dunn voluntarily resigned and the board exercised its option to grant the benefits provided under the severance and non-competition agreement with Ms. Dunn.

  In September 2000, we terminated the employment of Mr. Jaffe as senior vice president of worldwide sales and sales operations. As part of his employment agreement, we are obligated to provide Mr. Jaffe health and dental benefits for up to one year and continuation of Mr. Jaffe's 2000 base salary through September 9, 2001.

Compensation of Directors

  The board of directors held 11 meetings in 2000. Each of the incumbent directors attended at least 75% of the aggregate of the total number of meetings held by the board and all committees of the board on which he served during the period in which he served as a director.

  Directors who are employees of Tangram, Safeguard or Axial receive no compensation other than their normal salary for serving on the board or its committees. Directors who are not employees of Tangram, Safeguard or Axial receive:

        . $1,000 for each board meeting attended, . $500 for each committee meeting attended, . $500 for each telephonic meeting attended, and . reimbursement of out-of-pocket expenses.

Stock Options:

  Directors who are not employees of Tangram, Safeguard or Axail receive:

     . a stock option to purchase 10,000 shares of our common stock upon initial election to the board, and
     . service grants to purchase 2,000 shares of our common stock every two years after election to the board.

  Directors' initial options have a 10-year term and vest in four equal annual amounts starting on the first anniversary of the grant date. Service grants have a 10-year term and vest in two equal annual amounts starting on the anniversary of the grant date. The exercise price is equal to the fair market value of our common stock on the date of grant. The maximum number of shares subject to option grants for any individual director is 20,000.

  In October 2000, Mr. Owens received a grant to purchase 2,000 shares at an exercise price of $0.88 per share. In November 2000, Mr. Sempier received a grant to purchase 2,000 shares at an exercise price of $0.75 per share.

Compensation Committee Interlocks and Insider Participation

  The compensation committee currently consists of Mr. Wilson, Mr. Ounsworth and Mr. Owens. None of our executive officers served as a member of the compensation committee (or other board committee performing similar functions or, in the absence of any such committee, the entire board of directors) of another corporation, one of whose executive officers served on our compensation committee. None of our executive officers served as a director of another corporation, one of whose executive officers served on our compensation committee. None of our executive officers served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another corporation, one of whose executive officers served on our board.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth certain information regarding beneficial ownership of our common stock as of April 20, 2001 by:

  . each person (or group of affiliated persons) who is known by us to own more than five percent of the outstanding shares of our common stock;
  . each of our directors and our executive officers named in the summary compensation table; and
  .  all of our executive officers and directors as a group.

  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise noted, we believe that all persons named in the table have sole voting and sole investment power with respect to all shares beneficially owned by them. All figures include shares of the Company's common stock issuable upon exercise of options exercisable within 60 days of April 20, 2001. These options are deemed to be outstanding and to be beneficially owned by the person holding them for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

          Stock Ownership Of Directors, Executive Officers And Greater
                   Than 5% Shareholders as of April 20, 2001

                                                                                                 Shares
                                                                                           Beneficially Owned
                                         Shares Beneficially      Options Exercisable       Assuming Exercise      Percent of
      Name                                      Owned               Within 60 Days             of Options             Shares
------------------------------------------------------------------------------------------------------------------------------------
Safeguard Scientifics, Inc. (1)              12,316,604                     0                  12,316,604              58.9%
800 The Safeguard Building
435 Devon Park Drive
Wayne, PA 19087
------------------------------------------------------------------------------------------------------------------------------------
Axial Technology Holding AG                   3,000,000                     0                   3,000,000              14.4%
Blickensdorferstrasse 2
6312 Steinhausen, Switzerland
------------------------------------------------------------------------------------------------------------------------------------
John F. Owens                                         0                16,000                      16,000                  *
------------------------------------------------------------------------------------------------------------------------------------
Norman L. Phelps                                 10,000                25,000                      35,000                  *
------------------------------------------------------------------------------------------------------------------------------------
Steven F. Kuekes                                939,727               360,000                   1,299,727               6.1%
------------------------------------------------------------------------------------------------------------------------------------
Thomas R. Brown                                       0                     0                           0                  *
------------------------------------------------------------------------------------------------------------------------------------
James A. Ounsworth                                    0                     0                           0                  *
------------------------------------------------------------------------------------------------------------------------------------
Carl G. Sempier                                       0                16,000                      16,000                  *
------------------------------------------------------------------------------------------------------------------------------------
Carl Wilson                                           0                13,000                      13,000                  *
------------------------------------------------------------------------------------------------------------------------------------
Steven R. Zodtner                                     0                     0                           0                  *
------------------------------------------------------------------------------------------------------------------------------------
Ronald R. Nabors                                  2,500                18,750                      21,250                  *
------------------------------------------------------------------------------------------------------------------------------------
John N. Nelli                                     2,000               112,500                     114,500                  *
------------------------------------------------------------------------------------------------------------------------------------
Nancy M. Dunn (2)                                    10                     0                          10                  *
------------------------------------------------------------------------------------------------------------------------------------
Scott L. Jaffe (3)                                    0                70,000                      70,000                  *
------------------------------------------------------------------------------------------------------------------------------------
Executive officers and directors as a
 group (12 persons)                             954,237               631,250                   1,585,487               7.4%
------------------------------------------------------------------------------------------------------------------------------------

*    Less than 1% of our outstanding shares of common stock

Each individual has the sole power to vote and to dispose of the shares (other than shares held jointly with spouse) except as otherwise disclosed.

(1) Safeguard Scientifics, Inc. includes 10,816,604 shares held by Safeguard Scientifics (Delaware), Inc. and 3,000 Series F preferred shares held by Safeguard Delaware, Inc., both are wholly owned subsidiaries of Safeguard Scientifics, Inc. The Series F preferred shares are convertible into 1,500,000 shares of common stock, which are included in this table on an as-converted basis. All of the shares beneficially owned by Safeguard have been pledged by Safeguard as collateral under its line of credit.

(2) Ms. Dunn resigned as senior vice president, legal effective February 2, 2000 and terminated her employment as of June 30, 2000.

(3) Mr. Jaffe's employment as a senior vice president of worldwide sales and sales operations was terminated on September 30, 2000.

Shares Owned by Directors and Officers in Safeguard Scientifics, Inc.:
Safeguard Scientifics, Inc. is the parent corporation of Tangram as Safeguard owns 58.9% of our outstanding common stock (assuming the conversion of the series F preferred stock). As of April 20, 2001, executive officers and directors as a group beneficially owned less than 1% of Safeguard stock.

Item 13.  Certain Relationships and Related Transactions

  We have an unsecured revolving line of credit with Safeguard of up to $3,000,000. The loan is evidenced by a promissory note which bears interest at an annual rate of the prime rate plus 1%. The principal amount is due and payable thirteen months after the date of demand by Safeguard or earlier in the case of a sale of substantially all our assets, a business combination or upon the closing of a debt or equity offering. Interest is payable monthly. During 2000, we paid interest costs totaling $222,000. At April 20, 2001, there were no borrowings under the line of credit with Safeguard.

  In prior years, we made non-recourse, non-interest bearing loans to each of Mr. Kuekes and Ms. Dunn. These loans were secured by shares of our common stock owned by each officer which matured at various dates through April 15, 2000, or termination of their respective employment, whichever occurred first. On January 10, 2000, Mr. Kuekes and Ms. Dunn retired their outstanding loans of $250,000 and $246,500, respectively, by surrendering 25,932 and 25,569 shares of common stock, respectively. The number of shares surrendered was determined based on the current market price of our common stock as reflected by the average of the high and low prices for that day.

  The Company has transactions in the normal course of business with Safeguard or affiliated companies. Up until May, 2000, we were party to an administrative support agreement with Safeguard under which we paid Safeguard a fee equal to 1/4 of 1% of net sales, up to a maximum of $200,000 annually, including reimbursement of certain out-of-pocket expenses incurred by Safeguard. The administrative support services included consultation regarding our general management, investor relations, financial management, certain legal services, insurance programs administration, and tax research and planning, but did not cover extraordinary services or services that were contracted out. We paid $71,000 to Safeguard during 2000. In addition, during 2000, the Company incurred consulting-related expenses of approximately $261,200 from affiliates of Safeguard. We believe that the terms of these consulting-related expenses were similar to those obtainable from unrelated parties.

  We employ an indirect sales force that works closely with our major resellers and partners to manage the development of our indirect channels, distribution of our product, and product implementation. CompuCom Systems, Inc. has been a reseller of our Asset Insight product since 1996. During 2000, we recognized revenue of $387,400 from CompuCom Systems, Inc. associated with their purchase and resale of the product and related implementation services and annual maintenance contracts. As of December 31, 2000, CompuCom Systems, Inc. had an outstanding receivable with us of $99,300. Safeguard is the majority shareholder of CompuCom Systems, Inc., holding approximately 60% of CompuCom's outstanding voting securities

                                   SIGNATURES
                                   ----------

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TANGRAM ENTERPRISE SOLUTIONS, INC.

Dated:  April 30, 2001              /s/ John N. Nelli
                                    --------------------------
                                    John N. Nelli,
                                    Senior Vice President and Chief Financial
                                    Officer
                                    (Principal Financial and Accounting Officer)