Form 10-Q
period 2001-03-31
TANGRAM ENTERPRISE SOLUTIONS INC
filed 2001-05-15
CIK 804121

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     (Mark one)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended         March 31, 2001
                                    ----------------------------

                                       OR

     [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                         to
                                    ----------------------     ----------------

                         Commission File Number 0-15454

                       TANGRAM ENTERPRISE SOLUTIONS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

           Pennsylvania                                  23-2214726
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

     The number of outstanding shares of Common Stock, $0.01 par value per share, as of May 14, 2001 was 19,405,548.

                       TANGRAM ENTERPRISE SOLUTIONS, INC.

                                      INDEX



                          PART I. FINANCIAL INFORMATION



         Item 1 - Financial Statements:

             Balance Sheets - March 31, 2001 (Unaudited) and December 31, 2000....................................3

             Statements of Operations - Three Months Ended
                 March 31, 2001 and 2000 (Unaudited)..............................................................4

             Statements of Cash Flows - Three Months Ended
                 March 31, 2001 and 2000 (Unaudited)..............................................................5

             Notes to the Financial Statements....................................................................6

         Item 2 - Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.....................................................................9

         Item 3 - Quantitative and Qualitative Disclosure About Market Risk......................................15


                           PART II. OTHER INFORMATION


         Item 2 - Changes in Securities and Use of Proceeds......................................................16

         Item 5 - Other Information..............................................................................16

         Item 6 - Exhibits and Reports on Form 8-K...............................................................16

         Signatures..............................................................................................18


                       Tangram Enterprise Solutions, Inc.

                                 Balance Sheets
                      (in thousands, except share amounts)


                                                                                      March 31          December 31
                                                                                        2001                2000
                                                                                --------------------    ---------------------
                                                                                    (unaudited)           (audited)

 Assets
 Current assets:
    Cash and cash equivalents                                                         $     701          $     553
    Accounts receivable, net of allowance of $414 and $341
      in 2001 and 2000, respectively                                                      2,923              5,300
    Other                                                                                   515                402
                                                                                ---------------------   --------------------

 Total current assets                                                                     4,139              6,255

 Property and equipment:
    Computer equipment and software                                                         825                808
    Office equipment and furniture                                                          129                128
    Leasehold improvements                                                                   93                 93
                                                                                ---------------------  --------------------
                                                                                          1,047              1,029
    Less accumulated depreciation and amortization                                         (847)              (812)
                                                                                ---------------------  --------------------
  Total property and equipment                                                              200                217

 Other assets:
    Acquired software technology, net                                                     3,517                 -
    Deferred software costs, net                                                          3,332              3,309
    Cost in excess of net assets of business acquired, net                                1,976              2,163
    Other intangibles, net                                                                  369                 -
    Other                                                                                    96                102
                                                                                ---------------------  --------------------
  Total other assets                                                                      9,290              5,574
                                                                                ---------------------  --------------------
  Total assets                                                                        $  13,629          $  12,046
                                                                                =====================  ====================

 Liabilities and shareholders' equity
 Current liabilities:
    Accounts payable                                                                  $     149          $     521
    Accrued expenses                                                                      1,745              1,568
    Deferred revenue                                                                      3,451              3,669
                                                                                ---------------------  --------------------
 Total current liabilities                                                                5,345              5,758

 Long-term debt - shareholders (less unamortized discount of $271 in 2001 -
    effective rate of 9.5%)                                                               1,229              3,925

 Other liabilities                                                                          380                381

 Shareholders' equity:
    Convertible Preferred stock - Series F, par value $0.01, 3,000 shares
      authorized, issued and outstanding                                                      -                  -
    Common stock, par value $0.01, authorized 48,000,000 shares, 19,405,548 and
      16,405,548 issued and outstanding in 2001 and 2000, respectively                      194                164
    Additional paid-in capital                                                           50,174             44,916
    Accumulated deficit                                                                 (43,693)           (43,098)
                                                                                ---------------------  --------------------
  Total shareholders' equity                                                              6,675              1,982
                                                                                ---------------------  --------------------

  Total liabilities and shareholders' equity                                          $  13,629          $  12,046
                                                                                =====================  ====================


See accompanying notes.

                       Tangram Enterprise Solutions, Inc.

                            Statements of Operations
                    (in thousands, except per share amounts)



                                                                                         Three months ended March 31
                                                                                          2001                2000
                                                                                  -------------------  --------------------
                                                                                                (unaudited)

Revenue:
   Licenses and products                                                             $     1,623       $     1,395
   Services                                                                                1,942             1,716
                                                                                  -------------------  --------------------
Total revenue                                                                              3,565             3,111

 Cost of revenue:
   Cost of licenses and products                                                             486               519
   Cost of services                                                                          382               557
                                                                                  -------------------  --------------------
Total cost of revenue                                                                        868             1,076
                                                                                  -------------------  --------------------

 Gross profit                                                                              2,697             2,035

Operating expenses:
   Sales and marketing                                                                     1,613             1,585
   General and administrative                                                                693               976
   Research and development                                                                  882               803
                                                                                  -------------------  --------------------
Total operating expenses                                                                   3,188             3,364
                                                                                  -------------------  --------------------

Loss from operations                                                                        (491)           (1,329)

Other expense, net                                                                           (78)               (5)
                                                                                  -------------------  --------------------

Loss before income taxes                                                                    (569)           (1,334)
Provision for income taxes                                                                     -                 -
                                                                                  -------------------  --------------------

Net loss                                                                             $      (569)      $    (1,334)
                                                                                  ===================  ====================

Loss per common share:
   Basic and diluted                                                                 $       (0.03)    $       (0.08)
                                                                                  ===================  ====================

Weighted average number of common shares outstanding:
   Basic and diluted                                                                        17,406            16,108
                                                                                  ===================  ====================



See accompanying notes

                       Tangram Enterprise Solutions, Inc.

                            Statements of Cash Flows
                                 (in thousands)


                                                                                           Three months ended March 31
                                                                                              2001               2000
                                                                                        ------------------  ---------------------
                                                                                                      (unaudited)

Operating activities
   Net loss                                                                                $    (569)        $  (1,334)
   Adjustments to reconcile net loss to net cash provided by operating activities:
       Depreciation                                                                               35                38
       Amortization                                                                              672               701
       Other                                                                                      46                56
   Cash provided by changes in working capital items:
       Accounts receivable and other current assets                                            2,191             1,513
       Accounts payable                                                                         (471)                1
       Accrued expenses                                                                         (161)              212
       Deferred revenue                                                                         (238)             (324)
                                                                                        -------------------  --------------------
Net cash provided by operating activities                                                      1,505               863

Investing activities
   Deferred software costs                                                                      (489)             (514)
   Expenditures for property and equipment                                                       (18)              (21)
   Cash received in connection with purchase of assets                                            69                 -
   Increase in other assets                                                                        6                 -
                                                                                        -------------------  --------------------
Net cash used in investing activities                                                           (432)             (535)

Financing activities
   Net repayments on  borrowings from shareholders                                              (925)           (1,123)
   Proceeds from exercise of stock options                                                         -               362
                                                                                        -------------------  --------------------
Net cash used in financing activities                                                           (925)             (761)
                                                                                        -------------------  --------------------

Net increase (decrease) in cash and cash equivalents                                             148              (433)
Cash and cash equivalents, beginning of period                                                   553               445
                                                                                        -------------------  --------------------
Cash and cash equivalents, end of period                                                   $     701         $      12
                                                                                        ===================  ====================

Supplemental disclosure of cash flows information
Cash paid during the period for interest                                                   $      30         $      12
                                                                                        ===================  ====================


See accompanying notes

                        Tangram Enterprise Solutions, Inc

                        Notes to the Financial Statements
                                   (Unaudited)

Note 1.  Basis of Presentation

Basis of Presentation

     The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the statements have been included. The interim operating results are not necessarily indicative of the results that may be expected for a full fiscal year. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the financial statements and accompanying footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

Earnings Per Share

     In accordance with SFAS No. 128, "Earnings Per Share," basic earnings per common share calculations are based on net earnings (loss) after preferred stock dividend requirements, if any, and the weighted-average number of common shares outstanding during each period. Diluted earnings (loss) per common share also reflects the potential dilution

                        Tangram Enterprise Solutions, Inc

                        Notes to the Financial Statements
                                   (Unaudited)

Earnings Per Share (continued)

that would occur assuming the exercise of stock options and other related effects. Weighted average number of common shares outstanding on a diluted basis for the three-month periods ended March 31, 2001 and 2000 does not include common stock equivalents because the effect of inclusion of these would be to reduce the loss per common share. Earnings (loss) per common share have been computed as follows (in thousands, except per share amounts):


                                                                       Three months ended March 31
                                         ----------------------------------------------------------------------------------
                                                          2001                                      2000
                                         ---------------------------------------- -----------------------------------------
                                           Earnings                                 Earnings
                                            (Loss)        Shares        EPS          (Loss)        Shares         EPS
                                         -------------- ----------- ------------- -------------- ------------ -------------

    Net loss                             $   (569)                                $  (1,334)
    Less: Preferred stock dividend            (26)                                        -
                                         -------------- ----------- ------------- -------------- ------------ -------------

    Basic EPS
    Income available to common
       shareholders                      $   (595)        17,406       $(0.03)    $ (1,334)         16,108       $(0.08)
                                         ============== =========== ============= ============== ============ =============

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

     Research and development costs are comprised of the following (in thousands):

                                                                              Three months ended March 31
                                                                                2001               2000
                                                                            -------------         ----------

     Research and development costs incurred                                $  1,371               $1,316

     Less - capitalized software development costs                               489)                (514)
                                                                             ----------            ---------
     Research and development costs, net                                    $    882               $  802
                                                                             ==========            =========

     Included in cost of revenues is amortization of software development costs of $466,000 and $514,000 for the three months ended March 31, 2001 and 2000, respectively.

                        Tangram Enterprise Solutions, Inc

                        Notes to the Financial Statements
                                   (Unaudited)

Note 3.  Long-term Debt - Shareholders

     The Company has a $3 million unsecured revolving line of credit with Safeguard Scientifics, Inc. ("Safeguard"), a majority shareholder of the Company, holding 100% of the Company's outstanding Series F preferred shares and approximately 59% of the Company's outstanding common stock (assuming the conversion of the Series F preferred stock). Terms of the line of credit require monthly interest payments at the prime rate plus 1%. Principal is due thirteen months after date of demand by Safeguard or earlier in the case of a sale of substantially all of the assets of the Company, a business combination or upon the closing of a debt or equity offering. As of May 14, 2001, borrowings under the line of credit with Safeguard are $300,000. During the three months ended March 31, 2001 and 2000, the Company incurred $49,000 and $11,000 of interest costs in 2001 and 2000, respectively, under the revolving line of credit with Safeguard.

Note 4.  Equity Transactions

     On February 20, 2001, the Company issued 3,000 shares of Series F Convertible Preferred Stock ("Series F Shares") to Safeguard in exchange for $3,000,000 of principal outstanding under its existing credit facility with Safeguard. Also on February 20, 2001, Safeguard reduced the maximum availability under the credit facility from $6,000,000 to $3,000,000. Series F Shares have a par value of $0.01 per share and the issuance price was $1,000 per share. Holders of the Series F Shares are entitled to certain preferences, limitations and special rights, including dividend rights, conversion rights, voting rights, anti-dilution rights, registration rights, and liquidation preferences. Holders of the Series F Shares are entitled to a cumulative quarterly dividend, when and if declared by the Board, at a rate per share equal to two percent (2%) per quarter of the issuance price. The 3,000 shares of Series F Shares are convertible at any time at the option of the holder into 1,500,000 shares of Common Stock, as adjusted pursuant to the terms of the Statement of Designations, Preferences and Rights Agreement. Commencing at any time on or after February 20, 2003, the Company may redeem all of the shares of the Series F Shares by paying in cash a sum equal to one hundred three percent (103%) of the initial purchase price per share plus all accrued but unpaid dividends. Holders of the Series F Shares are entitled to one vote for each share of Common Stock into which such Series F Shares may be converted and may vote on all matters submitted to a vote of the holders of Common Stock.

     At March 31, 2001, dividends in arrears on the Series F Shares were
$26,000.

     On March 01, 2001, pursuant to an Asset Purchase Agreement dated February 13, 2001, the Company issued 3,000,000 shares of its common stock and $1,500,000 in non-interest bearing Promissory Notes ("Notes") to Axial Technology Holding AG ("Axial") for all rights of ownership to Axial's proprietary asset management technology, some or all of which is commonly known as Wyzdom ("Wyzdom"), as well as for certain related assets and obligations of Wyzdom Solutions, Inc. Wyzdom Solutions, Inc. is an affiliate of Axial and is the exclusive distributor of the Wyzdom technology in the United States. The Notes require the payment of $300,000, $500,000, and $700,000 on the first, second and third anniversaries, respectively, of the Asset Purchase Agreement. Additional earnout payments totaling up to $1,500,000 may also be payable to Axial, depending on the achievement of certain revenue goals for the Wyzdom products during the three years following closing. However, this amount could be reduced to zero based upon the performance of the Company's common stock price during this period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, among others, statements containing the words "believes," "anticipates," "estimates," "expects" and words of similar import. Such statements are subject to certain risks and uncertainties, which include but are not limited to those important factors discussed in cautionary statements throughout the section below and those set forth in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 02, 2001, and are qualified in their entirety by those cautionary statements.

Overview

     Tangram develops and markets lifecycle asset management software for large and midsize organizations across all industries, in both domestic and international markets. Our core business strategy and operating philosophy focus on delivering world-class customer care, providing phased asset management solutions that are tailored to our customers' evolving business needs, and maintaining a leading-edge technical position that results in long-term customer loyalty and sustained shareholder value. We are a partner company of Safeguard Scientifics, Inc. (NYSE:SFE) ("Safeguard"). Safeguard is a leader in identifying, developing and operating premier technology companies with a focus on three sectors: software, communications, and eServices. Safeguard provides value acceleration services to its partner companies and leverages its vast network of resources to their benefit as strategic partners, customers, test beds, and sales channels. The Safeguard network consists of more than 40 direct holdings and an extended network of more than 250 technology-centric partner companies. Safeguard is the majority shareholder of the Company holding approximately 59% of the Company's outstanding common shares (assuming the conversion of the Series F Preferred Stock).

     Since early 1996, we have focused our business on the asset tracking market and the introduction and sale of our Asset Insight product. Asset Insight, an information technology asset tracking product, allows businesses to track changes in their information technology asset base (including hardware and software), forward plan technology requirements, optimize end-user productivity, and calculate the cost of software and hardware upgrades. In October 2000, we announced a strategic move to become a leader in the asset management market. This strategy allows us to build upon our core Asset Insight tracking technology and expertise and expand into a steadily growing, multi-billion dollar market. In support of this business strategy, we purchased the technology of Wyzdom Solutions, Inc. from Axial Technology Holding AG in March 2001, providing the technological foundation for Tangram's asset management offering, Enterprise Insight. With Wyzdom's fully web-based lifecycle asset management technology, we are positioned to deliver a full asset management offering by mid-2001. This lifecycle offering, which is being rebranded as a member of the Tangram family of solutions, will allow business leaders to manage their information technology assets from initial planning and procurement through final disposal--ensuring information technology assets are maximized to cost-effectively support corporate objectives. We will continue to enhance our industry-leading asset tracking technology to ensure our customers can effectively manage new and emerging technologies, such as wireless and hand held personal digital assistants (PDA) devices. These asset tracking features remain the foundation of every asset management initiative. Additionally, in support of the commitment to make Asset Insight a fully web-enabled solution, all new features will be web-based, allowing our customers to access and analyze their diverse asset information directly from their web browsers. As part of our new lifecycle asset management offering, we are expanding our services offerings whereby we will work closely with our customers to prioritize their asset management requirements, pinpointing the necessary process and technology changes and executing a phased asset management implementation plan that delivers significant value during each step of the deployment. This tailored service will cover specific disciplines, such as (i) software license management; (ii) enterprise moves, adds and changes; and (iii) lease management.

     The financial results hereafter reflect our growing dependence on revenue generated by sales of Asset Insight and our planned move into the asset management market. Our ability to achieve our planned business objectives involves many risks and uncertainties. Actual results may differ materially from those stated in any forward-looking statements based on a number of factors, including our ability to integrate our existing business and the Wyzdom assets as well as encountering any unanticipated bugs or other technical problems that arise during quality assurance and testing that may delay the release of Enterprise Insight. In addition, there can be no assurance that the anticipated benefits relating to our purchase of the Wyzdom lifecycle asset management technology will be realized and there can be no assurance that we will be able to succeed or capitalize upon the opportunities in the asset management market. Declines in Asset Insight sales in 2000 have negatively impacted our financial performance and cash requirements (see Liquidity and Capital Resources section) and as such may have an impact on our plan to pursue our business strategy. Therefore, there can be no assurance that these efforts will be successful or delivered to the market on a timely basis.

     As a result, various risks and uncertainties relating to the development of the asset management business may cause our actual results to differ materially from the results contemplated. Such uncertainties include (i) our ability to sell Asset Insight and Enterprise Insight products to major accounts with full enterprise-wide deployment; (ii) the possibility of the introduction of superior competitive products; (iii) our ability to develop a sustainable stream of revenue from the sale of the Asset Insight and Enterprise Insight products; (iv) our ability to recruit and retain key technical, sales, and marketing personnel; and (v) our ability to secure adequate financing on reasonable terms or at all.

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

     The license of our software generally requires us to engage in a sales cycle that typically takes approximately three to nine months to complete. The length of the sales cycle may vary depending on factors over which we have little or no control, such as the size of the transaction, the internal activities of potential customers, and the level of competition that we encounter in selling the products. As such, we have historically experienced a certain degree of variability in our quarterly revenue and earnings patterns. This variability, in addition to the foregoing reason, is typically driven by significant events that impact the recognition of licenses, product, and consulting services revenue. Examples of such events include: (i) the timing of major enterprise-wide sales of the Asset Insight and Enterprise Insight product;
(ii) "one-time" payments from existing customers for license expansion rights (required to install on a larger or an additional computer base); (iii) completion and customer acceptance of significant implementation rollouts and the related revenue recognition; (iv) budgeting cycles of our potential customers; (v) changes in the mix of software products and services sold; (vi) organizational changes within our channel partners; and (vii) software defects and other product quality problems. Additionally, maintenance renewals have accounted for a significant portion of our revenue; however, there can be no assurance that we will be able to sustain current renewal rates in the future. Cancellations of licenses, subscription or maintenance contracts could reduce our revenues and harm our operating results. In particular, our maintenance contracts with customers terminate on an annual basis. Substantial cancellations of maintenance agreements, or a substantial failure to renew these contracts, would reduce our revenues and harm our operating results. In addition, we have and will continue to experience market pressure in hiring and retaining personnel. Our growth and success depends to a significant extent on the continued service of our senior management and other key employees and the hiring of new qualified employees. Competition for highly skilled business, product development, technical, and other personnel is increasingly intense. Accordingly, we expect to experience increased compensation costs that may not be offset through either improved productivity or higher prices. These fluctuations in the timing and amounts of additional operating expenses may also cause financial results to fluctuate from one quarter to another.

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

Results of Operations

Revenue

     Licenses and products revenue for the three month period ended March 31, 2001 increased 16% to $1.6 million from $1.4 million in the comparable period in 2000. Licenses and products revenue include the sales of Asset Insight, AM:PM and related products, and the traditional mainframe products of Arbiter and gateways, including product upgrades and add-ons. Asset Insight licenses and products revenue contributed $1.4 million, or 85%, of total licenses and products revenue in the first quarter of 2001 and $655,000, or 47% in the comparable period in 2000. In 2000 Asset Insight product sales were negatively impacted by competitive pressures and a continuation of Year 2000 (Y2K) budget freezes. Revenue from AM:PM and traditional mainframe products decreased to $241,000 in the first quarter of 2001 from $741,000 in the comparable period in 2000. We are no longer actively marketing or selling the AM:PM and traditional mainframe product lines, and as such, we anticipate the trend of reduced AM:PM and traditional mainframe product revenues to continue.

     Services revenue for the three month period ended March 31, 2001 increased 13% to $1.9 million from $1.7 million in the comparable period in 2000. Services revenue includes postcontract customer support ("PCS") agreements, expert consulting services, and training and support services not otherwise covered under maintenance agreements. Postcontract customer support includes telephone support, bug fixes, and rights to upgrades on a when-and-if available basis. Consulting services consist primarily of implementation services performed on a time and material basis for the installation of the our software products, database trigger services which create a mechanism for importing data from a third party system and on-site training services. PCS revenue from the sale of the Asset Insight product line grew 22% to $1.0 million for the three month period ended March 31, 2001 from $822,000 in the comparable period in 2000. AM:PM and Arbiter PCS revenue and maintenance renewals decreased to $422,000 in the first quarter of 2001 from $553,000 for the same period in 2000. As we have focused our efforts on the asset tracking market and away from automated software distribution and the traditional mainframe product lines, we expect this trend of declining AM:PM and Arbiter PCS revenue and maintenance renewals to continue. Our asset management consulting services revenue increased 51% to $515,000 in the first quarter of 2001 from $341,000 in the comparable period in 2000. The increase in 2001 in consulting services revenue is directly correlated to the increase in Asset Insight licenses and products sold during the past six months. Historically, delivery of consulting services follow the sale of licenses and products by three to six months.

Cost of Revenue

     Cost of licenses and products includes costs related to the distribution of licensed software products and the amortization of capitalized software development costs. A significant component of cost of licenses and products is attributable to the amortization of deferred development costs, which is generally fixed in nature. In absolute dollars, cost of licenses and products decreased 6% in the first quarter of 2001 to $486,000 from $519,000 in the comparable period in 2000 due principally to lower amortization of software development costs for the three month period ending March 31, 2001 of $466,000 when compared to $514,000 for the three month period ending March 31, 2000. Cost of licenses and products as a percentage of licenses and products revenue decreased to 30% for the period ending March 31, 2001 from 37% in the comparable period in 2000.

     Cost of services reflects the cost of the direct labor force, including the associated personnel, travel, subsistence, and occupancy costs incurred in connection with providing consulting and maintenance services. Cost of services in the three month period ended March 31, 2001 decreased to $382,000, or 31%, from $557,000 in the comparable period in 2000. The overall decrease in 2001 in cost of services is primarily a result of lower utilization of outside consultants to deliver those services. We utilize both inside and outside consultants trained in the deployment of Asset Insight to deliver our implementation services. The outside consultants who are subcontractors generally cost significantly more than the consultants employed directly by us. The Company's gross profit can fluctuate based upon the mix of use of consultants who are subcontractors versus consultants employed directly by us. Cost of services as a percentage of services revenue in the first quarter of 2001 decreased to 19% from 33% for the same period of 2000 for the reason noted above.

Sales and Marketing

     Sales and marketing expenses consist principally of salaries, commissions and benefits for sales, marketing, and channel support personnel, and the costs associated with product promotions and related travel. Sales and marketing expenses remained relatively level at $1.6 million for the periods ending March 31, 2001 and 2000. Sales and marketing expenses decreased as a percentage of revenue in the first quarter of 2001 to 45% from 51% in the first quarter of 2000, principally resulting from higher revenues realized in the first quarter of 2001. Our products and services require a sophisticated selling effort targeted at several key people within a prospective customer's organization. This process requires the efforts of experienced sales personnel as well as specialized consulting professionals. In addition, the complexity of our products, and issues associated with installing and maintaining them, require highly-trained customer service and support personnel. We are in the process of expanding our direct sales force to complement our marketing arrangements with our channel partners and distributors. As we have only recently begun this expansion, our direct sales force has limited experience selling and delivering our phased asset management solutions. If we are unable to successfully train our direct sales force or hire these personnel in the future and train them in the use of our products, our business, operating results and financial conditions could be harmed.

General and Administrative

     General and administrative expenses consist principally of salaries and benefit costs for administrative personnel, general operating costs, legal, accounting and other professional services. General and administrative expenses decreased 29% for the three month period ended March 31, 2001 to $693,000 from $976,000, in the first quarter of 2000. As a percentage of total revenue, general and administrative expenses decreased to 19% in the first quarter of 2001 from 31% in the first quarter of 2000. Approximately $267,000, or 94%, of the decrease is attributable to consultant fees and business costs incurred in the first quarter of 2000 associated with our strategic initiative to investigate, formalize and pursue a new business strategy. That initiative resulted in our October 2000 announcement that we were expanding and enhancing our flagship asset tracking solution, Asset Insight, to support full lifecycle asset management.

Research and Development

     Research and development expenses consist primarily of salaries and benefits for the software development and technical support staff and, to a lesser extent, costs associated with independent contractors. We capitalize certain software development costs incurred to develop new software or to enhance our existing software. Such capitalized costs are amortized on an individual product basis commencing when a product is generally available for release. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Gross expenditures for research and development increased 4% for the period ended March 31, 2001 to $1.4 million from $1.3 million in the first quarter of 2000. The increase in cost in the first quarter of 2001 can be attributable to higher staffing levels and personnel related costs when compared to the first quarter of 2000. As a percentage of revenue, gross research and development costs decreased to 39% in the first quarter of 2001 from 42% in the first quarter of 2000. We capitalized and deferred development costs of $489,000, or 36% of gross research and development costs, in the first quarter of 2001, down from $514,000, or 39% of gross research and development costs in the first quarter of 2000. As a result of the increase in gross research and development costs and the lower deferral noted above, net research and development expenses increased to $882,000 in the first quarter of 2001 from $802,000 in the first quarter of 2000. As a result of rapid technological change in the industry, our position in existing markets can be eroded rapidly by product advances. The life cycles of our products are difficult to estimate. Our growth and future financial performance depend in part upon our ability to improve existing products and develop and introduce new products that keep pace with technological advances, meet changing customer needs, and respond to competitive products. If we cannot compete effectively in our markets by offering products that are comparable in functionality, ease of use and price to those of our competitors, our revenues will decrease, and our operating results will be adversely affected. Many of our current and potential competitors have substantially greater financial, technical, marketing and other resources than we have. As a result, they may be able to devote greater resources than we can to the development, promotion and sale of their products and may be able to respond more quickly to new or emerging technologies and changes in customer needs. As such, we will continue to commit substantial resources to research and development efforts in the future.

Provision for Income Taxes

     There was no provision for income taxes for the three months ended March 31, 2001 and 2000, respectively, due to the net losses incurred in the first quarters of 2001 and 2000. At December 31, 2000, the Company has net operating loss carryforwards of approximately $33.9 million, which are available to offset future federal taxable income and expire in various amounts from 2001 through 2020.

Net (Loss) Income

     We have incurred substantial losses in recent years, and predicting our future operating results is difficult. If we continue to incur losses, if our revenues decline or if our expenses increase without commensurate increases in revenues, our operating results will suffer and the price of our common stock may fall. The Company recorded a net loss of $569,000, or $0.03 per share in the three month period ended March 31, 2001 compared to a net loss of $1.3 million, or $0.08 per share, in the comparable period in 2000. If our revenue does not grow or our revenues decline, our operating results could be seriously impaired because many of our expenses are fixed and cannot be easily or quickly changed.

Impact of Recently Issued Accounting Standards

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which was later amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statements of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. If the derivative is determined to be a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are offset against the change in fair value of the hedged assets, liabilities or firm commitments through the statements of operations or recognized in other comprehensive income until the hedged item is recognized in the statements of operations. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. We were required to adopt SFAS 133 as of January 1, 2001. The adoption of SFAS 133 did not have a significant impact on our results of operations, financial position or cash flows.

     We do not expect the adoption of other recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flows.

Liquidity and Capital Resources

     As of March 31, 2001 we have $701,000 of cash on hand, $2.9 million in trade receivables, and $3 million of borrowing capacity on our unused line of credit with Safeguard. Terms of the line of credit require monthly interest payments at the prime rate plus 1%. Principal is due 13 months after date of demand by Safeguard or earlier in the case of a sale of substantially all of our assets, a business combination or upon the closing of a sale of a debt or equity offering. As of May 11, 2001, borrowings under the line of credit with Safeguard were $300,000. Although in the past we have funded our operations through borrowings and cash generated from operations, the recent trend of operating losses and reduced revenues may require us to seek other sources of capital.

     The increase in revenue and decreased net loss have resulted in cash provided by operating activities of $1.5 million for the period ended March 31,2001 compared to $863,000 during the same period in 2000. This improvement was primarily due to the lower loss realized and improved collections on our accounts receivable during the first quarter of 2001 as compared to the first quarter of 2000.

     Net cash used in investing activities for the period ending March 31, 2001 and 2000, amounted to $432,000, and $535,000 respectively. Net cash used in investing activities reflects our continued investment associated with our commitment to developing enhancements and improvements of our Asset Insight and Asset Enterprise line of products.

     Net cash used in financing activities during the first quarter of 2001 and 2000 was $925,000 and $761,000, respectively. Due to the increase in revenue, decreased net loss, and improved collection efforts in the first quarter of 2001, we were able to decrease our borrowings under the Safeguard line of credit. On February 20, 2001, we issued 3,000 shares of Series F Convertible Preferred Stock ("Series F Shares") to Safeguard in exchange for $3.0 million of principal outstanding under our existing credit facility with Safeguard. Also on February 20, 2001, Safeguard reduced the maximum availability under the credit facility from $6.0 million to $3.0 million. The Series F Shares are entitled to a cumulative quarterly dividends, when and as if they may be declared by the Board, at a rate per share equal to 2% of the issuance price per quarter, approximately 150 basis point lower than borrowings under our existing credit facility with Safeguard. At March 31, 2001, dividends in arrears on the Series F Shares were $26,000.

     On March 01, 2001, pursuant to an Asset Purchase Agreement dated February 13, 2001, we issued 3.0 million shares of our common stock and $1.5 million in non-interest bearing Promissory Notes ("Notes") to Axial Technology Holding AG for all rights of ownership to Axial's proprietary asset management technology, some or all of which is commonly known as Wyzdom, as well as certain related assets and obligations of Wyzdom Solutions, Inc. The Wyzdom technology provided the technological foundation for Tangram's asset management offering, Enterprise Insight. The Notes require the payment of $300,000, $500,000, and $700,000 on the first, second and third anniversaries, respectively, of the Asset Purchase Agreement. Additional earnout payments totaling up to $1.5 million may also be payable to Axial, depending on the achievement of certain revenue goals for the Wyzdom products during the three years following closing. However this amount could be reduced to zero based upon the performance of Tangram's common stock price during this period. Our ability to achieve our planned business objectives with the Wyzdom purchase involves many risks and uncertainties, including our ability to integrate our existing business and the Wyzdom assets, disruption to our on going business, and difficulty in realizing the potential financial or strategic benefits of the transaction, as well as, the potential to encounter unanticipated bugs or other technical problems that arise during quality assurance and testing that may delay our anticipated third quarter 2001 release of Enterprise Insight. Additionally, there can be no assurance that we will be able to succeed or capitalize upon the opportunities in the asset management market.

     As stated above, Safeguard has agreed to assist in funding our projected cash requirements by providing a $3.0 million line of credit, of which $2.7 million is available for future borrowings as of May 11, 2001. Although operating activities may provide cash in certain periods, we anticipate that our operating and investing activities may use additional cash. Consequently, operations may require us to obtain additional equity or debt financing. However, we have no present understanding, commitment, or agreement with respect to any such transaction. Accordingly, there can be no assurance that we will have access to adequate debt or equity financing or that, if available, it will be under terms and conditions satisfactory to us or which may not be dilutive.

     We may continue to make other investments in complementary products, technologies or companies. We may not realize the anticipated benefits of any other acquisition or investment. If we make another acquisition, we may need to assimilate and retain key professional services, sales, engineering and marketing personnel. Key personnel from the acquired companies may decide to pursue other opportunities. In addition, it may be necessary to integrate products of these companies with our technology, and it is uncertain whether we may accomplish this easily or at all. These integration difficulties could disrupt our ongoing business, distract management and employees or increase expenses. Acquisitions are inherently risky, and we may also face unexpected costs, which may adversely affect operating results in any quarter.

     Due to these and other factors, we may not meet our expectations or those of our investors with respect to revenues or other operating results, which could adversely affect our stock price. In addition, our profitability may suffer because of acquisition-related costs or amortization costs for acquired goodwill and other intangible assets.

Recent Developments

     On September 13, 2000, The Nasdaq Stock Market ("Nasdaq") advised us that we were no longer in compliance with the minimum $2 million net tangible assets requirement for The Nasdaq SmallCap Market and requested that we provide a plan to regain and maintain compliance with this requirement. On December 28, 2000, Nasdaq advised us that it may delist our common stock from trading on or about March 28, 2001, if the minimum bid price of our common stock did not equal or exceed $1.00 for a minimum of 10 consecutive trading days. On February 9, 2001, Nasdaq advised us that based on materials we had supplied to Nasdaq and on subsequent conversations with us, Nasdaq had determined to delist our common stock from The Nasdaq SmallCap Market at the opening of business on February 20, 2001. On February 16, 2001, we requested a hearing based solely on written submissions to appeal Nasdaq's decision to delist our common stock from trading on The Nasdaq SmallCap Market. On February 21, 2001, Nasdaq advised us that a hearing by written submission would be held before the Nasdaq Listing Qualifications Panel on Friday, March 30, 2001, at which we must (i) demonstrate our compliance with the net tangible asset requirements and (ii) address our compliance or plan to regain compliance with the $1.00 minimum bid price requirement. We submitted our responses to Nasdaq on March 5, 2001, and the hearing was held on March 30, 2001. We believed our common stock satisfied the net tangible asset requirements as a result of our recent debt restructuring and subsequent purchase of the technology of Wyzdom from Axial Technology Holding AG. On April 12, 2001 we were notified by the Nasdaq of their determination that we were in compliance with the $2 million net tangible asset requirement. While we failed to meet the $1.00 minimum bid price requirement for continued listing on The Nasdaq SmallCap Market, we were granted a temporary exception from this standard subject to our meeting certain conditions. On or before May 1, 2001, we must file a proxy statement with the Securities and Exchange Commission and Nasdaq evidencing our intent to seek shareholder approval for the implementation of a reverse stock split. Thereafter, on or before June 15, 2001, we must demonstrate a closing bid price of at least $1.00 per share and, immediately thereafter, a closing bid price of at least $1.00 per share for a minimum of ten consecutive trading days. In order to fully comply with the terms of this exception, we must be able to demonstrate compliance with all requirements for continued listing on The Nasdaq SmallCap Market. The exception will expire on June 15, 2001. In the event we are deemed to have met the terms of the exception, we shall continue to be listed on The Nasdaq SmallCap Market. For the duration of the exception period, Tangram's Nasdaq symbol will be "TESIC".

     On March 15, 2001, our Board approved a Plan of Recapitalization and an Amendment to the Company's Articles of Incorporation, which will effect a one-for-four reverse split of Tangram's common stock ("Reverse Split"). The Reverse Split will take effect at the earliest possible filing date following shareholders' approval, subject to the Board's authority to abandon the Plan of Recapitalization at any time prior to the effective date of the Reverse Split. Following the effective date of the Reverse Split, stock certificates issued prior to the effective date representing shares of our common stock, $0.01 par value, will be required to be exchanged for new stock certificates representing one post-split share of our common stock, $0.01 par value, for every four pre-split shares. Additionally, shareholders will receive a cash payment in lieu of any fractional new share to which the shareholders would otherwise be entitled if fractional new shares were to be issued. The amount of the cash payment for any fractional new share will be determined based upon the average of the closing bid and ask prices per share of our common stock for the ten trading days preceding the effective date of the Reverse Split. Shareholders of record as of April 20, 2001 will be asked to approve the Plan of Recapitalization and an Amendment to the Company's Articles of Incorporation at the Annual Meeting of Shareholders which will be held on June 6, 2001.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to market risk from changes in interest rates. Such changes in interest rates impact interest cost on our interest rate sensitive liabilities. Interest rate sensitive liabilities are assumed to be those for which the stated interest rate is not contractually fixed for the next 12-month period. Thus, liabilities which have a market-based index, such as the prime rate, are rate sensitive. As of May 14, 2001, the only interest rate sensitive liability is the $3.0 million unsecured revolving line of credit with Safeguard. Assuming a hypothetical, immediate 100 basis point increase in the interest rate, our interest expense over the following 12-month period would be increased by approximately $18,000. The hypothetical model assumes that the balance of interest rate sensitive liabilities at fiscal year-end will remain constant over the next 12-month period. Thus, this model represents a static analysis, which cannot adequately portray how we would respond to significant changes in market conditions. Furthermore, the analysis does not necessarily reflect our expectations regarding the movement of interest rates in the near term, including the likelihood of an immediate 100 basis point change in the interest rates nor the actual effect on interest cost if such a rate change were to occur. We have not historically used financial instruments to hedge interest rate exposure, does not use financial instruments for trading purposes, and are not a party to any leveraged derivatives.

     The majority of international revenue has been denominated in United States currency; therefore, we have not experienced any significant currency fluctuations. If we are successful in growing our international revenues, we will be exposed to risks inherent with fluctuations in currency exchange rates.

PART II - OTHER INFORMATION



Item 2.  Changes in Securitites and Use of Proceeds


     On February 20, 2001, we issued 3,000 shares of Series F Convertible Preferred Stock ("Series F Shares") to Safeguard in exchange for $3,000,000 of principal outstanding under its existing credit facility with Safeguard. The Series F Shares have a par value of $0.01 per share and the issuance price was $1,000 per share. Holders of the Series F Shares are entitled to certain preferences, limitations and special rights, including dividend rights, conversion rights, voting rights, anti-dilution rights, registration rights, and liquidation preferences. Holders of the Series F Shares are entitled to a cumulative quarterly dividend, when and if declared by our Board, at a rate per share equal to two percent (2%) per quarter of the issuance price. The 3,000 shares of Series F Shares are convertible at any time at the option of the holder into 1,500,000 shares of Common Stock, as adjusted pursuant to the terms of the Statement of Designations, Preferences and Rights Agreement. Commencing at any time on or after February 20, 2003, we may redeem all of the shares of the Series F Shares by paying in cash a sum equal to one hundred three percent (103%) of the initial purchase price per share plus all accrued but unpaid dividends. Holders of the Series F Shares are entitled to one vote for each share of our Common Stock into which such Series F Shares may be converted and may vote on all matters submitted to a vote of the holders of our Common Stock.

     On March 01, 2001, pursuant to an Asset Purchase Agreement dated February 13, 2001, we issued 3,000,000 shares of our common stock and $1,500,000 in non-interest bearing Promissory Notes ("Notes") to Axial Technology Holding AG ("Axial") for all rights of ownership to Axial's proprietary asset management technology, some or all of which is commonly known as Wyzdom ("Wyzdom"), as well as for certain related assets and obligations of Wyzdom Solutions, Inc. Wyzdom Solutions, Inc. is an affiliate of Axial and is the exclusive distributor of the Wyzdom technology in the United States. The Notes require the payment of $300,000, $500,000, and $700,000 on the first, second and third anniversaries, respectively, of the Asset Purchase Agreement. Additional earnout payments totaling up to $1,500,000 may also be payable to Axial, depending on the achievement of certain revenue goals for the Wyzdom products during the three years following closing. However, this amount could be reduced to zero based upon the performance of our common stock price during this period.

Item 5.  Other Information

     On May 4, 2001, we issued the press release attached hereto as Exhibit 99.1 and incorporated herein by reference, with respect to financial results for the Quarter ended March 31, 2001.

Item 6.  Exhibits and Reports on Form 8-K

a)  Exhibits

     Exhibit
     Number           Exhibit Description
   -----------       ------------------------
        99.1*         Text of the Release issued by the Company on May 04, 2001.

        *             Filed herewith

b)  Reports on Form 8-K

     On February 20, 2001, we filed a Current Report on Form 8-K announcing the issuance of 3,000 shares of a newly designated series of preferred stock to Safeguard Scientifics, Inc. ("Safeguard Scientifics") in exchange for $3 million of principal outstanding under its existing credit facility with Safeguard Scientifics.

     On March 01, 2001, we filed a Current Report on Form 8-K announcing the issuance of 3,000,000 shares of our common stock and $1,500,000 in non-interest bearing Promissory Notes ("Notes") to Axial Technology Holding AG for all rights of ownership to Axial's proprietary asset management technology, some or all of which is commonly known as Wyzdom, as well as for certain related assets and obligations of Wyzdom Solutions, Inc. Wyzdom Solutions, Inc. is an affiliate of Axial.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Tangram Enterprise Solutions, Inc.
                              ---------------------------------



Date     May 14, 2001         /s/ John N. Nelli
         ------------         ---------------------------------
                              John N. Nelli
                              Senior Vice President and Chief Financial Officer
                              (Principal Financial & Accounting Officer)

                                  EXHIBIT INDEX

     The following exhibits were filed with the Company's Current Report on Form 10-Q, dated March 31, 2001.


      Exhibit
      Number          Exhibit Description
    ----------        ----------------------
         99.1*        Text of the Release issued by the Company on May 04, 2001.

         *            Filed herewith