Form 10-Q
period 2001-06-30
TANGRAM ENTERPRISE SOLUTIONS INC
filed 2001-08-14
CIK 804121

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     (Mark one)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended   June 30, 2001
                                    ----------------------------

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                    to
                                    ------------------    -----------------

                         Commission File Number 0-15454

                       TANGRAM ENTERPRISE SOLUTIONS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                 Pennsylvania                           23-2214726
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

     The number of outstanding shares of Common Stock, $0.01 par value per share, as of August 13, 2001 was 19,405,548.

                       TANGRAM ENTERPRISE SOLUTIONS, INC.

                                      INDEX



                          PART I. FINANCIAL INFORMATION



Item 1 - Financial Statements:

    Balance Sheets - June 30, 2001 (Unaudited) and December 31, 2000...........3

    Statements of Operations - Three Months Ended
        June 30, 2001 and 2000 (Unaudited).....................................4

    Statements of Operations - Six Months Ended
        June 30, 2001 and 2000 (Unaudited).....................................5

    Statements of Cash Flows - Six Months Ended
        June 30, 2001 and 2000 (Unaudited).....................................6

    Notes to the Financial Statements..........................................7

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................11

Item 3 - Quantitative and Qualitative Disclosures About Market Risk...........25


                          PART II. OTHER INFORMATION


Item 2 - Changes in Securities and Use of Proceeds............................26

Item 4 - Submission of Matters to a Vote of Securities Holders................26

Item 5 - Other Information....................................................27

Item 6 - Exhibits and Reports on Form 8-K.....................................27

Signatures....................................................................28

                                         Tangram Enterprise Solutions, Inc.

                                                   Balance Sheets
                                        (in thousands, except share amounts)

                                                                                    June 30          December 31
                                                                                     2001               2000
                                                                                 ---------------------------------
                                                                                  (unaudited)         (audited)
Assets
Current assets:
   Cash and cash equivalents                                                     $         220       $         553
   Accounts receivable, net of allowance of $389 and $341
     in 2001 and 2000, respectively                                                      3,475               5,300
   Other                                                                                   430                 402
                                                                                 ---------------------------------
Total current assets                                                                     4,125               6,255

Property and equipment:
   Computer equipment and software                                                         854                 808
   Office equipment and furniture                                                          130                 128
   Leasehold improvements                                                                  103                  93
                                                                                 ---------------------------------
                                                                                         1,087               1,029
   Less accumulated depreciation and amortization                                         (882)               (812)
                                                                                 ---------------------------------
Total property and equipment                                                               205                 217

Other assets:
   Acquired software technology, net                                                     3,495                  --
   Deferred software costs, net                                                          3,614               3,309
   Cost in excess of net assets of business acquired, net                                1,789               2,163
   Other intangibles, net                                                                  318                  --
   Other                                                                                    96                 102
                                                                                 ---------------------------------
Total other assets                                                                       9,312               5,574
                                                                                 ---------------------------------
Total assets                                                                     $      13,642       $      12,046
                                                                                 =================================

Liabilities and shareholders' equity
Current liabilities:
   Current portion of long-term debt - shareholders                              $         252       $          --
   Accounts payable                                                                        401                 521
   Accrued expenses                                                                      1,591               1,568
   Deferred revenue                                                                      3,998               3,669
                                                                                 ---------------------------------
Total current liabilities                                                                6,242               5,758

Long-term debt - shareholders (less unamortized discount of $240 in 2001 -
   effective rate of 9.5%)                                                               1,006               3,925

Other liabilities                                                                          414                 381

Shareholders' equity:
   Convertible preferred stock - Series F, par value $0.01, 3,000 shares
     authorized, issued and outstanding                                                     --                  --
   Common stock, par value $0.01, authorized 48,000,000 shares, 19,405,548 and
     16,405,548 issued and outstanding in 2001 and 2000, respectively                      194                 164
   Additional paid-in capital                                                           50,164              44,916
   Accumulated deficit                                                                 (44,378)            (43,098)
                                                                                 ---------------------------------
Total shareholders' equity                                                               5,980               1,982
                                                                                 ---------------------------------
Total liabilities and shareholders' equity                                       $      13,642       $      12,046
                                                                                 =================================

See accompanying notes.

                              Tangram Enterprise Solutions, Inc.

                                   Statements of Operations
                           (in thousands, except per share amounts)



                                                             Three months ended June 30
                                                             2001                  2000
                                                        ------------------------------------
                                                                   (unaudited)
Revenue:
   Licenses and products                                $       1,306          $         483
   Services                                                     2,014                  1,699
                                                        ------------------------------------
Total revenue                                                   3,320                  2,182

Cost of revenue:
   Cost of licenses and products                                  473                    473
   Cost of services                                               450                    625
                                                        ------------------------------------
Total cost of revenue                                             923                  1,098
                                                        ------------------------------------

Gross profit                                                    2,397                  1,084

Operating expenses:
   Sales and marketing                                          1,644                  1,759
   General and administrative                                     772                    990
   Research and development                                       600                    814
                                                        ------------------------------------
Total operating expenses                                        3,016                  3,563
                                                        ------------------------------------

Loss from operations                                             (619)                (2,479)

Other expense, net                                                 (5)                   (25)
                                                        ------------------------------------

Loss before income taxes                                         (624)                (2,504)
Provision for income taxes                                         --                     --
                                                        ------------------------------------

Net loss                                                $        (624)         $      (2,504)
                                                        ====================================

Loss per common share:
   Basic and diluted                                    $       (0.04)         $       (0.15)
                                                        ====================================

Weighted average number of common shares outstanding:
   Basic and diluted                                           19,406                 16,248
                                                        ====================================

See accompanying notes.

                             Tangram Enterprise Solutions, Inc.

                                  Statements of Operations
                          (in thousands, except per share amounts)


                                                              Six months ended June 30
                                                             2001                2000
                                                        -----------------------------------
                                                                    (unaudited)
Revenue:
   Licenses and products                                $       2,928         $       1,878
   Services                                                     3,957                 3,415
                                                        -----------------------------------
Total revenue                                                   6,885                 5,293

Cost of revenue:
   Cost of licenses and products                                  959                   992
   Cost of services                                               832                 1,182
                                                        -----------------------------------
Total cost of revenue                                           1,791                 2,174
                                                        -----------------------------------

Gross profit                                                    5,094                 3,119

Operating expenses:
   Sales and marketing                                          3,258                 3,344
   General and administrative                                   1,464                 1,967
   Research and development                                     1,482                 1,616
                                                        -----------------------------------
Total operating expenses                                        6,204                 6,927
                                                        -----------------------------------

Loss from operations                                           (1,110)               (3,808)

Other expense, net                                                (83)                  (30)
                                                        -----------------------------------

Loss before income taxes                                       (1,193)               (3,838)
Provision for income taxes                                         --                    --
                                                        -----------------------------------

Net loss                                                $      (1,193)        $      (3,838)
                                                        ===================================

Loss per common share:
   Basic and diluted                                    $       (0.07)        $       (0.24)
                                                        ===================================

Weighted average number of common shares outstanding:
   Basic and diluted                                           18,411                16,179
                                                        ===================================

See accompanying notes.

                                      Tangram Enterprise Solutions, Inc.

                                           Statements of Cash Flows
                                                (in thousands)


                                                                                 Six months ended June 30
                                                                                 2001                2000
                                                                            ---------------------------------
                                                                                      (unaudited)
Operating activities
   Net loss                                                                 $      (1,193)      $      (3,838)
   Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
       Depreciation                                                                    70                  81
       Amortization                                                                 1,390               1,326
       Other                                                                          335                 214
   Cash provided by changes in working capital items:
       Accounts receivable and other current assets                                 1,408               1,983
       Accounts payable                                                              (229)               (115)
       Accrued expenses                                                              (315)                235
       Deferred revenue                                                               309                 (75)
                                                                            ---------------------------------
Net cash provided by (used in) operating activities                                 1,775                (189)

Investing activities
   Deferred software costs                                                         (1,222)               (988)
   Expenditures for property and equipment                                            (35)               (100)
   Cash received in connection with purchase of assets                                 68                  --
   Increase in other assets                                                             6                  --
                                                                            ---------------------------------
Net cash used in investing activities                                              (1,183)             (1,088)

Financing activities
   Net (repayments) borrowings on debt from shareholders                             (925)                502
   Proceeds from exercise of stock options                                             --                 664
                                                                            ---------------------------------
Net cash (used in) provided by financing activities                                  (925)              1,166
                                                                            ---------------------------------

Net decrease in cash and cash equivalents                                            (333)               (111)
Cash and cash equivalents, beginning of period                                        553                 445
                                                                            ---------------------------------
Cash and cash equivalents, end of period                                    $         220       $         334
                                                                            =================================

Supplemental disclosure of cash flows information
Cash paid during the period for interest                                    $          30       $         163
                                                                            =================================

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

Impairment Of Long-Lived Assets And Identifiable Intangible Assets

The Company periodically assesses the impairment of long-lived assets, including identifiable intangibles and related goodwill, in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of. The Company also periodically assesses the impairment of enterprise level goodwill in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 17, Intangible Assets. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review

                        Tangram Enterprise Solutions, Inc

                        Notes to the Financial Statements
                                   (Unaudited)

Impairment Of Long-Lived Assets And Identifiable Intangible Assets (continued)

include, but are not limited to, significant under performance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company's overall business, significant negative industry or economic trends, a significant decline in the Company's stock price for a sustained period, and the Company's market capitalization relative to net book value. When the Company determines that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in its current business model.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

The Company is required to adopt the provisions of SFAS No. 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, and SFAS No. 142 will become effective January 1, 2002. We have not yet assessed the impact of adopting SFAS No's. 141 and 142 and as such it is not practicable to reasonably estimate the impact of adopting these statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

Earnings Per Share

In accordance with SFAS No. 128, "Earnings Per Share," basic earnings per common share calculations are based on net earnings (loss) after preferred stock dividend requirements, if any, and the weighted-average number of common shares outstanding during each period. Diluted earnings (loss) per common share also reflects the potential dilution that would occur assuming the exercise of stock options and other related effects. Weighted average number of common shares outstanding on a diluted basis for the three and six month periods ended June 30, 2001 and 2000 does not include common stock equivalents because the effect of inclusion of these would be to reduce the loss per common share. Earnings
(loss) per common share have been computed as follows (in thousands, except per share amounts):

                                                                       Three months ended June 30
                                         ----------------------------------------------------------------------------------
                                                          2001                                        2000
                                         -----------------------------------------     ------------------------------------
                                            Earnings                                     Earnings
                                             (Loss)        Shares        EPS              (Loss)      Shares       EPS
                                         -----------------------------------------     ------------------------------------
    Basic EPS
    ---------
    Net loss                             $       (624)                                 $    (2,504)
    Less: Preferred stock dividend                (61)                                          --
                                         -----------------------------------------     ------------------------------------
    Income available to common
       shareholders                      $       (685)     19,406      $     (0.04)    $    (2,504)    16,248   $     (0.15)
                                         =========================================     ====================================

                                             Tangram Enterprise Solutions, Inc

                                             Notes to the Financial Statements
                                                        (Unaudited)

Earnings Per Share (continued)

                                                                        Six months ended June 30
                                         ----------------------------------------------------------------------------------
                                                          2001                                        2000
                                         -----------------------------------------     ------------------------------------
                                            Earnings                                     Earnings
                                             (Loss)        Shares        EPS              (Loss)      Shares       EPS
                                         -----------------------------------------     ------------------------------------
    Basic EPS
    ---------
    Net loss                             $     (1,193)                                 $    (3,838)
    Less: Preferred stock dividend                (87)                                          --
                                         -----------------------------------------     ------------------------------------
    Income available to common
       shareholders                      $     (1,280)     18,411      $     (0.07)    $    (3,838)    16,179   $     (0.24)
                                         =========================================     ====================================

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

Research and development costs are comprised of the following (in thousands):

                                                      Three months ended June 30            Six months ended June 30
                                                         2001           2000                  2001            2000
                                                    -----------------------------        ------------------------------
  Research and development costs incurred           $       1,333   $       1,288        $       2,704   $        2,604
  Less - capitalized software development costs              (733)           (474)              (1,222)            (988)
                                                    -----------------------------        ------------------------------
  Research and development costs, net               $         600   $         814        $       1,482   $        1,616
                                                    =============================        ==============================

Included in cost of revenues is amortization of software development costs of $451,000 and $466,000 for the three months ended June 30, 2001 and 2000, respectively. Amortization of software development costs for the six months ended June 30, 2001 and 2000 was $917,000 and $953,000, respectively.

Note 3.  Long-term Debt - Shareholders

The Company has a $3 million unsecured revolving line of credit with Safeguard Scientifics, Inc. ("Safeguard"), a majority shareholder of the Company, holding 100% of the Company's outstanding Series F preferred shares and approximately 59% of the Company's outstanding common stock (assuming the conversion of the Series F preferred stock). Terms of the line of credit require monthly interest payments at the prime rate plus 1%. Principal is due 13 months after date of demand by Safeguard or earlier in the case of a sale of substantially all of the assets of the Company, a business combination or upon the closing of a debt or equity offering. As of August 13, 2001, borrowings under the line of credit with Safeguard are $325,000. During the six months ended June 30, 2001 and 2000, the Company incurred $30,000 and $40,000 of interest costs, respectively, under the revolving line of credit with Safeguard.

On March 1, 2001, pursuant to an Asset Purchase Agreement dated February 13, 2001, the Company issued 3,000,000 shares of its common stock and $1.5 million in non-interest bearing Promissory Notes ("Notes") to Axial Technology Holding AG ("Axial") (See Note 4 below). The Notes require the payment of $300,000, $500,000, and $700,000 on the first, second, and third anniversaries, respectively, of the Asset Purchase Agreement. The carrying amount of the Company's notes due to Axial

                        Tangram Enterprise Solutions, Inc

                        Notes to the Financial Statements
                                   (Unaudited)

Note 3.  Long-term Debt - Shareholders - continued

was established by discounting the expected future cash payment obligations using a current interest rate at which the Company could borrow for debt of similar size and maturity.

The following table presents the carrying amounts and fair values of the Company's debt instruments at June 30, 2001 and December 31, 2000:

          (in thousands)                                  June 30, 2001       December 31, 2000
          ---------------------------------------------   -------------------------------------
          Borrowings under revolving credit facility      $           --         $        3,925
          Notes pavable due Axial (less unamortized
             discount of $240 - effective rate of 9.5%)            1,258                     --
                                                          --------------         --------------
                                                                   1,258                  3,925
          Less current portion                                       252                     --
                                                          --------------         --------------
          Long - term debt - shareholders                 $        1,006         $        3,925
                                                          ==============         ==============

Note 4.  Equity Transactions

On February 20, 2001, the Company issued 3,000 shares of Series F Convertible Preferred Stock ("Series F Shares") to Safeguard in exchange for $3 million of principal outstanding under its existing credit facility with Safeguard. Also on February 20, 2001, Safeguard reduced the maximum availability under the credit facility from $6 million to $3 million. Holders of the Series F Shares have a par value of $0.01 per share and the issuance price was $1,000 per share. The Series F Shares are entitled to certain preferences, limitations and special rights, including dividend rights, conversion rights, voting rights, anti-dilution rights, registration rights, and liquidation preferences. Holders of the Series F Shares are entitled to a cumulative quarterly dividend, when and if declared by the Board, at a rate per share equal to two percent (2%) per quarter of the issuance price. The 3,000 shares of Series F Shares are convertible at any time at the option of the holder into 1,500,000 shares of common stock, as adjusted pursuant to the terms of the Statement of Designations, Preferences and Rights Agreement. Commencing at any time on or after February 20, 2003, the Company may redeem all of the shares of the Series F Shares by paying in cash a sum equal to one hundred three percent (103%) of the initial purchase price per share plus all accrued but unpaid dividends. Holders of the Series F Shares are entitled to one vote for each share of common stock into which the Series F Shares may be converted and may vote on all matters submitted to a vote of the holders of common stock.

At June 30, 2001, dividends in arrears on the Series F Shares were $87,000.

On March 1, 2001, pursuant to an Asset Purchase Agreement dated February 13, 2001, the Company issued 3,000,000 shares of its common stock and $1.5 million in non-interest bearing Promissory Notes ("Notes") to Axial Technology Holding AG ("Axial") for all rights of ownership to Axial's proprietary asset management technology, some or all of which is commonly known as Wyzdom ("Wyzdom"), as well as for certain related assets and obligations of Wyzdom Solutions, Inc. Wyzdom Solutions, Inc. is an affiliate of Axial and is the exclusive distributor of the Wyzdom technology in the United States. The Notes require the payment of $300,000, $500,000, and $700,000 on the first, second, and third anniversaries, respectively, of the Asset Purchase Agreement. Additional earnout payments totaling up to $1.5 million may also be payable to Axial, depending on the achievement of certain revenue goals for the Wyzdom products during the three years following closing. However, this amount could be reduced to zero based upon the performance of the Company's common stock price during this period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, among others, statements containing the words "believes," "anticipates," "estimates," "expects," and words of similar import. Such statements are subject to certain risks and uncertainties, which include but are not limited to those important factors discussed in cautionary statements throughout the section below and those set forth in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001, as amended on May 2, 2001, and are qualified in their entirety by those cautionary statements.

Overview

Tangram develops and markets lifecycle asset management software for large and midsize organizations across all industries, in both domestic and international markets. Our core business strategy and operating philosophy focus on delivering world-class customer care, providing phased asset management solutions that are tailored to our customers' evolving business needs, and maintaining a leading-edge technical position that results in long-term customer loyalty and sustained shareholder value. We are a partner company of Safeguard Scientifics, Inc. (NYSE:SFE) ("Safeguard"). Safeguard is a leader in identifying, developing, and operating premier technology companies with a focus on three sectors: software, communications, and eServices. Safeguard provides value acceleration services to its partner companies and leverages its vast network of resources to their benefit as strategic partners, customers, test beds, and sales channels. The Safeguard network consists of more than 40 direct holdings and an extended network of more than 250 technology-centric partner companies. Safeguard is the majority shareholder of the Company, holding approximately 59% of the Company's outstanding common shares (assuming the conversion of the Series F preferred stock).

Since early 1996, we have focused our business on the asset tracking market and the introduction and sale of our Asset Insight product. Asset Insight, an information technology asset tracking product, allows businesses to track changes in their information technology asset base (including hardware and software), forward plan technology requirements, optimize end-user productivity, and calculate the cost of software and hardware upgrades. In October 2000, we announced a strategic move to become a leader in the asset management market. This strategy allows us to build upon our core Asset Insight tracking technology and expertise and expand into a steadily growing, multi-billion dollar market. In support of this business strategy, we purchased the technology of Wyzdom Solutions, Inc. from Axial Technology Holding AG in March 2001, providing the technological foundation for Tangram's asset management offering, Enterprise Insight. With Wyzdom's fully web-based lifecycle asset management technology, we are positioned to deliver a full asset management offering by third quarter 2001. This lifecycle offering, which has been rebranded as a member of the Tangram family of solutions, will allow business leaders to manage their information technology assets from initial planning and procurement through final disposal--ensuring information technology assets are maximized to cost-effectively support corporate objectives. We will continue to enhance our industry-leading asset tracking technology to ensure our customers can effectively manage new and emerging technologies, such as wireless and handheld personal digital assistants (PDA) devices. These asset tracking features remain the foundation of every asset management initiative. Additionally, in support of the commitment to make Asset Insight a fully web-enabled solution, all new features will be web-based, allowing our customers to access and analyze their diverse asset information directly from their web browsers. As part of our new lifecycle asset management offering, we are expanding our services offerings whereby we will work closely with our customers to prioritize their asset management requirements, pinpointing the necessary process and technology changes and executing a phased asset management implementation plan that delivers significant value during each step of the deployment. This tailored service will cover specific disciplines, such as (i) software license management; (ii) enterprise moves, adds and changes; (iii) lease management, and
(iv) procurement.

The financial results hereafter reflect our growing dependence on revenue generated by sales of Asset Insight and our planned move into the asset management market. Our ability to achieve our planned business objectives involves many risks and uncertainties. Actual results may differ materially from those stated in any forward-looking statements based on a number of factors, including our ability to integrate our existing business and the Wyzdom assets as well as encountering any unanticipated bugs or other technical problems that may arise in the future which could impact market acceptance of Enterprise Insight. In addition, there can be no assurance that the anticipated benefits relating to our purchase of the Wyzdom lifecycle asset management technology will be realized and there can be no assurance that we will be able to succeed or capitalize upon the opportunities in the asset management market. Therefore, there can be no assurance that these efforts will be successful or delivered to the market on a timely basis.

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

The license of our software generally requires us to engage in a sales cycle that typically takes approximately three to nine months to complete. The length of the sales cycle may vary depending on factors over which we have little or no control, such as the size of the transaction, the internal activities of potential customers, and the level of competition that we encounter in selling the products. As such, we have historically experienced a certain degree of variability in our quarterly revenue and earnings patterns. This variability, in addition to the foregoing reason, is typically driven by significant events that impact the recognition of licenses, product, and consulting services revenue. Examples of such events include: (i) the timing of major enterprise-wide sales of the Asset Insight and Enterprise Insight product; (ii) "one-time" payments from existing customers for license expansion rights (required to install on a larger or an additional computer base); (iii) completion and customer acceptance of significant implementation rollouts and the related revenue recognition; (iv) budgeting cycles of our potential customers; (v) changes in the mix of software products and services sold; and (vi) software defects and other product quality problems. Additionally, maintenance renewals have accounted for a significant portion of our revenue; however, there can be no assurance that we will be able to sustain current renewal rates in the future. Cancellations of licenses, subscription or maintenance contracts could reduce our revenues and harm our operating results. In particular, our maintenance contracts with customers terminate on an annual basis. Substantial cancellations of maintenance agreements, or a substantial failure to renew these contracts, would reduce our revenues and harm our operating results. In addition, we have and will continue to experience market pressure in hiring and retaining personnel. Our growth and success depends to a significant extent on the continued service of our senior management and other key employees and the hiring of new qualified employees. Competition for highly skilled business, product development, technical, and other personnel is increasingly intense. Accordingly, we expect to experience increased compensation costs that may not be offset through either improved productivity or higher prices. These fluctuations in the timing and amounts of additional operating expenses may also cause financial results to fluctuate from one quarter to another.

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

Revenues from license agreements are recognized currently, provided that all of the following conditions are met: (i) a non cancelable license agreement has been signed; (ii) the product has been delivered; (iii) the fee is fixed or determinable; (iv) there are no material uncertainties regarding customer acceptance; (v) collection of the resulting receivable is deemed probable and the risk of concession is deemed remote; and (vi) no other significant vendor obligations related to the software exist. Revenues from postcontract support services are recognized ratably over the term of the support period, generally one year. Maintenance revenues when and if bundled with license agreements are unbundled using vendor-specific objective evidence. Consulting revenues are primarily related to implementation services most often performed on a time and material basis under separate service agreements for the installation of our products. Revenues from consulting and training services are recognized as the respective services are performed.

Results of Operations

Revenue

Licenses and products revenue for the three month period ended June 30, 2001 increased 170% to $1.3 million from $483,000 in the comparable period in 2000. Licenses and products revenue include the sales of Asset Insight, AM:PM and related products, and the traditional mainframe products of Arbiter and gateways, including product upgrades and add-ons. Asset Insight licenses and products revenue contributed $1.2 million, or 88%, of total licenses and products revenue in the second quarter of 2001 and $461,000, or 95% in the comparable period in 2000. Asset Insight licenses and products revenue increased 44% for the six month period ended June 30, 2001 to $2.5 million from $1.0 million in 2000. In 2000, Asset Insight product sales were negatively impacted by competitive pressures and a continuation of Year 2000 (Y2K) budget freezes. Revenue from AM:PM and traditional mainframe products was $154,000 in the second quarter of 2001 compared to $22,000 in the second quarter of 2000 and was $396,000 for the six months ended June 30, 2001 compared to $763,000 for the six months ended June 30, 2000. We are no longer actively marketing or selling the AM:PM and traditional mainframe product lines, and as such, we anticipate the trend of reduced AM:PM and traditional mainframe product revenues to continue.

Services revenue for the three month period ended June 30, 2001 increased 19% to $2 million from $1.7 million in the comparable period in 2000. Services revenue includes postcontract customer support ("PCS") agreements, expert consulting services, and training and support services not otherwise covered under maintenance agreements. Postcontract customer support includes telephone support, bug fixes, and rights to upgrades on a when-and-if available basis. Consulting services consist primarily of implementation services performed on a time and material basis for the installation of the our software products, database trigger services which create a mechanism for importing data from a third party system and on-site training services. PCS revenue from the sale of the Asset Insight product line grew 47% to $1.2 million for the three month period ended June 30, 2001 from $835,000 in the comparable period in 2000. Asset Insight PCS revenue increased 74% for the six months ended June 30, 2001 to $2.2 million from 1.7 million in 2000. AM:PM and Arbiter PCS revenue and renewals was $480,000 in both of the second quarters of 2001 and 2000 and was $901,000 and $1.0 million , respectively, for the six month periods ended June 30, 2001 and 2000. As we have focused our efforts on the asset tracking market and away from automated software distribution and the traditional mainframe product lines, we expect this trend of declining AM:PM and Arbiter PCS revenue and maintenance renewals to continue. Our professional services revenue was $312,000 in the second quarter of 2001 compared to $385,000 in the second quarter of 2000. For the six months ended June 30, 2001 and 2000, professional services revenue increased 14% to $828,000 from $726,000, respectively. The increase in 2001 in consulting services revenue is directly correlated to the increase in Asset Insight licenses and products sold during the past six months. Historically, delivery of consulting services follows the sale of licenses and products by three to six months.

Cost of Revenue

Cost of licenses and products includes costs related to the distribution of licensed software products and the amortization of capitalized software development costs. A significant component of cost of licenses and products is attributable to the amortization of deferred development costs, which is generally fixed in nature. In absolute dollars, for the three month periods ended June 30, 2001 and 2000, cost of licenses and products remained relatively constant at $473,000 due principally to comparable charges for amortization of software development costs of $451,000 for the three month period ending June 30, 2001 when compared to $438,000 for the three month period ending June 30, 2000. For the six months ended June 30, 2001 and 2000, respectively, amortization of software development costs was $917,000 and $953,000. Cost of licenses and products as a percentage of licenses and products revenue decreased to 36% for the three month period ending June 30, 2001, from 98% in the comparable period in 2000 and decreased to 33% for the six months ended June 30, 2001 from 53% in the same period of 2000 due principally to the lower license and product revenues in 2000.

Cost of services reflects the cost of the direct labor force, including the associated personnel, travel, subsistence, and occupancy costs incurred in connection with providing consulting and maintenance services. Cost of services in the three month period ended June 30, 2001 decreased to $450,000, or 28%, from $625,000 in the comparable period in 2000. Cost of services for the six months ended June 30, 2001 decreased to $832,000 from $1.2 million for the comparable period in 2000. The overall decrease in 2001 in cost of services is primarily the result of lower utilization of outside consultants to deliver those services. We utilize both inside and outside consultants trained in the deployment of Asset Insight to deliver our implementation services. The outside consultants who are subcontractors generally cost significantly more than the consultants employed directly by us. The Company's gross profit can fluctuate based upon the mix of use of consultants who are subcontractors versus consultants employed directly by us. Cost of services as a percentage of services revenue in the first quarter of 2001 decreased to 22% from 37% for the same period of 2000 for the reason noted above. As a percentage of services revenue, cost of services for the six months ended June 30, 2001 and 2000 was 21% and 35% for the respective periods.

Sales and Marketing

Sales and marketing expenses consist principally of salaries, commissions, and benefits for sales, marketing, and channel support personnel, and the costs associated with product promotions and related travel. Sales and marketing expenses decreased 6% to $1.6 million for the three month period ending June 30, 2001 from $1.8 million in the comparable period in 2000. For the six months ending June 30, 2001 and 2000, sales and marketing expenses remained relatively level at $3.3 million. Sales and marketing expenses decreased as a percentage of revenue in the second quarter of 2001 to 50% from 81% in the second quarter of 2000, principally resulting from higher revenues realized and the lower absolute dollars spent in the first quarter of 2001. Sales and marketing expenses as a percentage of revenue for the six months ended June 30, 2001 and 2000 was 47% and 63%, respectively for the reason noted above. Our products and services require a sophisticated selling effort targeted at several key people within a prospective customer's organization. This process requires the efforts of experienced sales personnel as well as specialized consulting professionals. In addition, the complexity of our products and issues associated with installing and maintaining them require highly-trained customer service and support personnel. We are in the process of expanding our direct sales force to complement our marketing arrangements with our channel partners and distributors. As we have only recently begun this expansion, our direct sales force has limited experience selling and delivering our phased asset management solutions. If we are unable to successfully train our direct sales force or hire these personnel in the future and train them in the use of our products, our business, operating results, and financial conditions could be harmed.

General and Administrative

General and administrative expenses consist principally of salaries and benefit costs for administrative personnel, general operating costs, legal, accounting, and other professional services. General and administrative expenses decreased 22% for the three month period ended June 30, 2001 to $772,000 from $990,000 in the second quarter of 2000. For the six months ended June 30, 2001, general and administrative expenses decreased 26% to $1.5 million from $2.0 million in 2000. As a percentage of total revenue, general and administrative expenses decreased to 23% in the second quarter of 2001 from 45% in the second quarter of 2000. For the six months ended June 30, 2001 and 2000, general and administrative expenses as percentage of total revenue was 21% and 37%, respectively. The overall decrease is attributable to the elimination of consultant fees and business costs incurred in 2000, spending that was associated with our strategic initiative to investigate, formalize and pursue a new business strategy. That initiative resulted in our October 2000 announcement that we were expanding and enhancing our flagship asset tracking solution, Asset Insight, to support full lifecycle asset management which lead to our March 2001 purchase of the Wyzdom technology which provided the technological foundation for our asset management offering, Enterprise Insight.

Research and Development

Research and development expenses consist primarily of salaries and benefits for the software development and technical support staff and, to a lesser extent, costs associated with independent contractors. We capitalize certain software development costs incurred to develop new software or to enhance our existing software. Such capitalized costs are amortized on an individual product basis commencing when a product is generally available for release. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Gross expenditures for research and development remained constant for the periods ended June 30, 2001 and 2000 at $1.3 million. Comparing the six months ended June 30, 2001 and 2000, gross research and development increased 4% to $2.7 million from $2.6 million, respectively. As a percentage of revenue, gross research and development costs decreased to 40% for the second quarter of 2001 from 59% in the second quarter of 2000 and decreased to 39% for the six months ending June 30, 2001 from 49% for the same period in 2000. This percentage reduction is principally due to the higher revenues in 2001. We capitalized and deferred development costs of $733,000, or 55% of gross research and development costs, in the second quarter of 2001, an increase from $474,000, or 37% of gross research and development costs during the same period of 2000. Deferred development costs for the six months ended June 30, 2001 were $1.2 million compared to $988,000 for the six months ended June 30, 2000. This reflects the significant investment we made in the first half of 2001 to the enhancement and release of Asset Insight version 4.0 and the development work on Enterprise Insight. Both Asset Insight version 4.0 and Enterprise Insight were generally available to our customer base in August 2001. As a result of the higher deferral noted above, net research and development expenses decreased to $600,000 in the second quarter of 2001 from $814,000 in the second quarter of 2000 and $1.5 million for the six months ended June 30, 2001 from $1.6 million for the six months ended June 30, 2000. As a result of rapid technological change in the industry, our position in existing markets can be eroded rapidly by product advances. The life cycle of our products are difficult to estimate. Our growth and future financial performance depend in part upon our ability to improve existing products and develop and introduce new products that keep pace with technological advances, meet changing customer needs, and respond to competitive products. If we cannot compete effectively in our markets by offering products that are comparable in functionality, ease of use, and price to those of our competitors, our revenues will decrease, and our operating results will be adversely affected. Many of our current and potential competitors have substantially greater financial, technical, marketing, and other resources than we have. As a result, they may be able to devote greater resources than we can to the development, promotion, and sale of their products and may be able to respond more quickly to new or emerging technologies and changes in customer needs. As such, we will continue to commit substantial resources to research and development efforts in the future.

Provision for Income Taxes

There was no provision for income taxes for the three and six month periods ended June 30, 2001 and 2000, respectively, due to the net losses incurred in 2001 and 2000. At December 31, 2000, the Company had net operating loss carry forwards of approximately $33.9 million, which are available to offset future federal taxable income and expire in various amounts from 2001 through 2020. The Tax Reform Act of 1986 contains provisions that limit the ability to utilize net operating loss carryforwards in the case of certain events, including significant changes in ownership interests. As there was a significant change in ownership interests on June 29, 1989, the Company is limited in its ability to utilize approximately $18.0 million of its net operating loss carryforwards. The annual limitation for the utilization of these carryforwards is approximately $1.3 million, and any unused amount can be utilized in subsequent years within the carryforward period.

Net (Loss) Income

We have incurred substantial losses in recent years, and predicting our future operating results is difficult. If we continue to incur losses, if our revenues decline, or if our expenses increase without commensurate increases in revenues, our operating results will suffer and the price of our common stock may fall. For the three month period ended June 30, 2001, we recorded a net loss of $624,000, or $0.04 per share compared to a net loss of $2.5 million, or $0.15 per share, in the comparable period in 2000. For the six month period ended June 30, 2001, we recorded a net loss of $1.2 million, or $0.07 per share compared to a net loss of $3.8 million, or $0.24 per share, in the comparable period in 2000. If our revenue does not grow or our revenue declines, our operating results could be seriously impaired because many of our expenses are fixed and cannot be easily or quickly changed.

Impact of Recently Issued Accounting Standards

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which was later amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statements of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. If the derivative is determined to be a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are offset against the change in fair value of the hedged assets, liabilities, or firm commitments through the statements of operations or recognized in other comprehensive income until the hedged item is recognized in the statements of operations. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. We were required to adopt SFAS 133 as of January 1, 2001. The adoption of SFAS 133 did not have a significant impact on our results of operations, financial position, or cash flows.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

The Company is required to adopt the provisions of SFAS No. 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, and SFAS No. 142 will become effective January 1, 2002. Because of the extensive effort needed to comply with adopting SFAS No's. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

We do not expect the adoption of other recently issued accounting pronouncements to have a significant impact on our results of operations, financial position, or cash flows.

Liquidity and Capital Resources

As of June 30, 2001, we have $220,000 of cash on hand, $3.5 million in trade receivables, and $3 million of borrowing capacity on our unused line of credit with Safeguard. Terms of the line of credit require monthly interest payments at the prime rate plus 1%. Principal is due 13 months after date of demand by Safeguard or earlier in the case of a sale of substantially all of our assets, a business combination, or upon the closing of a sale of a debt or equity offering. As of August 13, 2001, borrowings under the line of credit with Safeguard were $325,000. Although, in the past we have funded our operations through borrowings and cash generated from operations, the recent trend of operating losses and reduced revenues may require us to seek other sources of capital.

The increase in revenue and decreased net loss have resulted in cash provided by operating activities of $1.8 million for the six month period ended June 30, 2001 compared to cash used in operating activities of $189,000 during the same period in 2000. Improved collections on our accounts receivable in 2001 has also contributed to the improved cash generated from operating activites.

Net cash used in investing activities for the six month periods ended June 30, 2001 and 2000, amounted to $1.2 million and $1.1 million, respectively. Net cash used in investing activities reflects our continued and ongoing investment associated with our commitment to develop, enhance, and improve of our Asset Insight product line and the launch of Enterprise Insight line of products.

Net cash used in financing activities during the six months ending June 30, 2001 was $925,000 compared to cash provided by financing activities of $1.2 million for the same period in 2000. Due to the increase in revenue, decreased net loss, and improved collection efforts in the first six months of 2001, we were able to reduce our borrowings under the Safeguard line of credit to zero at June 30, 2001 as compared to borrowings of $2.1 million in June 30, 2000. Additionally, in the first six months of 2000, employees exercised approximately 448,000 stock options, generating $664,000 cash for the Company. In 2001 due to our current stock price level, there were no exercises of employee stock options.

On February 20, 2001, we issued 3,000 shares of Series F Convertible Preferred Stock ("Series F Shares") to Safeguard in exchange for $3.0 million of principal outstanding under our existing credit facility with Safeguard. Also on February 20, 2001, Safeguard reduced the maximum availability under the credit facility from $6 million to $3 million. The Series F Shares are entitled to a cumulative quarterly dividend, when and if declared by the Board, at a rate per share equal to 2% of the issuance price per quarter, approximately 150 basis points lower than borrowings under our existing credit facility with Safeguard. At June 30, 2001, dividends in arrears on the Series F Shares were $87,000.

On March 1, 2001, pursuant to an Asset Purchase Agreement dated February 13, 2001, we issued 3,000,000 shares of our common stock and $1.5 million in non-interest bearing Promissory Notes ("Notes") to Axial Technology Holding AG for all rights of ownership to Axial's proprietary asset management technology, some or all of which is commonly known as Wyzdom, as well as certain related assets and obligations of Wyzdom Solutions, Inc. The Wyzdom technology provided the technological foundation for Tangram's asset management offering, Enterprise Insight. The Notes require the payment of $300,000, $500,000, and $700,000 on the first, second, and third anniversaries, respectively, of the Asset Purchase Agreement. Additional earnout payments totaling up to $1.5 million may also be payable to Axial, depending on the achievement of certain revenue goals for the Wyzdom products during the three years following closing. However, this amount could be reduced to zero based upon the performance of Tangram's common stock price during this period. Our ability to achieve our planned business objectives with the Wyzdom purchase involves many risks and uncertainties, including our ability to integrate our existing business and the Wyzdom assets, disruption to our on-going business, and difficulty in realizing the potential financial or strategic benefits of the transaction, as well as, the potential to encounter unanticipated bugs or other technical problems that may arise in the future which could impact market acceptance of Enterprise Insight. Additionally, there can be no assurance that we will be able to succeed or capitalize upon the opportunities in the asset management market.

As stated above, Safeguard has agreed to assist in funding our projected cash requirements by providing a $3 million line of credit, of which approximately $2.7 million is available for future borrowings as of August 13, 2001. Although operating activities may provide cash in certain periods, we anticipate that our operating and investing activities may use additional cash. Consequently, operations may require us to obtain additional equity or debt financing. However, we have no present understanding, commitment, or agreement with respect to any such transaction. Accordingly, there can be no assurance that we will have access to adequate debt or equity financing or that, if available, it will be under terms and conditions satisfactory to us or which may not be dilutive.

We may continue to make other investments in complementary products, technologies, or companies. We may not realize the anticipated benefits of any other acquisition or investment. If we make another acquisition, we may need to assimilate and retain key professional services, sales, engineering, and marketing personnel. Key personnel from the acquired companies may decide to pursue other opportunities. In addition, it may be necessary to integrate products of these companies with our technology, and it is uncertain whether we may accomplish this easily or at all. These integration difficulties could disrupt our ongoing business, distract management and employees, or increase expenses. Acquisitions are inherently risky, and we may also face unexpected costs, which may adversely affect operating results in any quarter.

Due to these and other factors, we may not meet our expectations or those of our investors with respect to revenues or other operating results, which could adversely affect our stock price. In addition, our profitability may suffer because of acquisition-related costs or amortization costs for acquired goodwill and other intangible assets.

Recent Developments

On June 19, 2001, we announced a voluntary stock option exchange program for our eligible employees (excluding executive officers and members of our Board of Directors). Under the exchange program, our employees were given the opportunity, subject to certain conditions, to elect to cancel certain outstanding stock options with an exercise price higher than $2.00 per share held by them under our 1988 Stock Option Plan and our 1997 Equity Compensation Plan, in exchange for an equal number of replacement options to be granted at a future date under our 1997 Equity Compensation Plan, at least six months and a day from the cancellation date (we refer to this date as the replacement option grant date). The elections by eligible employees to cancel options were effective as of July 30, 2001. The exchange program resulted in the voluntary cancellation by 37 eligible employees of 234,456 employee stock options with varying exercise prices in exchange for the same number of replacement options to be granted on the replacement option grant date. The exercise price of each new option to be granted on the replacement option grant date will equal the last reported sale price of our common stock on the replacement option grant date. The replacement option grant date is expected to be on or about February 4, 2002. Twenty-five percent of the new options will vest immediately upon the replacement option grant date and 25% will vest on each of the first, second and third anniversaries of the replacement option grant date. The exchange program is not expected to result in any additional compensation charges or variable plan accounting. Members of the Company's Board of Directors and its officers and senior executives were not eligible to participate in this exchange program.

Risk Factors

In addition to other information in this Form 10-Q, the following risk factors should be carefully considered in evaluating Tangram and our business because such factors currently may have a significant impact on Tangram's business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this Form 10-Q, and the risks discussed in Tangram's other Securities and Exchange Commission filings including our Form 10-K for our fiscal year ended December 31, 2000, actual results could differ materially from those projected in any forward-looking statements. Moreover, the risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business could be materially harmed. In that event, the trading price of our common stock could decline.

We have a history of losses and negative cash flow from operations and cannot assure that we will be profitable in the future on an operating basis or otherwise.

We have incurred substantial losses in recent years, and predicting our future operating results is difficult. If we continue to incur losses, consume cash, if our revenues decline, or if our expenses increase without commensurate increases in revenues, our operating results will suffer and the price of our common stock may fall. Although operating activities may provide cash in certain periods, we anticipate that our operating and investing activities may use additional cash. Consequently, operations may require us to obtain additional equity or debt financing. However, we have no present understanding, commitment, or agreement with respect to any such transaction. Accordingly, there can be no assurance that we will have access to adequate debt or equity financing or that, if available, it will be under terms and conditions satisfactory to us or which may not be dilutive.


Our future operating expenses and capital expenditures will increase, which may harm our operating results.

We will continue to incur significant operating expenses and capital expenditures as we seek to:

     o pursue strategic opportunities, including acquisitions, alliances and relationships with other companies;
     o   expand our worldwide sales and marketing operations; and
     o develop our software to address the e-infrastructure needs of new markets such as the Internet business market.

If these expenditures do not lead to improved results, we may not earn profits.


Our revenues vary significantly from quarter-to-quarter for numerous reasons beyond our control. Quarter-to-quarter variations could result in a substantial decrease in our stock price if our revenues or operating results are less than the expectations of our investors.

Our revenues or operating results in a given quarter could be substantially less than anticipated by our investors, which could result in a substantial decline in our stock price. In addition, quarter-to-quarter variations could create uncertainty about the direction or progress of our business, which could also result in a decline in the price of our common stock. Our revenues and operating results will vary from quarter-to-quarter for many reasons, many of which are beyond our control, including:

     o   dependence on a small number of large license transactions;
     o our partners are unsuccessful in selling our products or we are unsuccessful in adding new partners;
     o   the budgeting cycles and investment cycles of our customers;
     o   new products we announce or that our competitors announce;
     o   changes in our product mix;
     o   long sales cycle for our products; and
     o   market demand for our software.

As a result, our quarterly revenues and operating results are not predictable with any significant degree of accuracy.


Our quarterly revenue and revenue growth are increasingly dependent on a small number of large license transactions.

Our revenues in a given quarter could be adversely affected if we are unable to complete one or more large license agreements, if the completion of a large license agreement is delayed, or if the contract terms were to prevent us from recognizing revenue during that quarter.

Historically, we have been dependent on closing large Asset Insight product sales in a given quarter. We expect our reliance on these large transactions to continue for the foreseeable future. If we are unable to complete a large license transaction by the end of a particular quarter, our revenues and operating results could be materially below the expectations of our investors, and our stock price could fall. In particular, our dependence on a few relatively large license transactions could have a material adverse effect on our quarterly revenues or revenue growth rates to the extent we are unable to complete a large license transaction because a large prospective customer determines to reduce its capital investments in technology in response to slowing economic growth, budget constraints, or for any other reason.

In addition, when negotiating large software licenses, many customers time their negotiations until quarter-end in an effort to improve their ability to negotiate more favorable pricing terms. As a result, we recognize a substantial portion of our revenues in the last month or weeks of a quarter, and license revenues in a given quarter depend substantially on orders booked during the last month or weeks of a quarter.


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


Our revenue growth may be affected if our partners are unsuccessful in selling our products or if we are unsuccessful in adding new partners.

Many of our transactions are sourced, developed, and closed through our strategic and distribution partners, including resellers and system integrators. If the number or size of these partner-influenced transactions were to decrease for any reason, our revenue growth and operating results could be materially and adversely affected. If our sales through these indirect channels, or to new distributors, resellers, or strategic partners, were to decrease in a given quarter, our total revenues and operating results could be harmed. Historically, sales through indirect channels, including distributors, third-party resellers, and system integrators, represent a significant percentage of our total sales. If sales through these channels were to decrease, we could experience a shortfall in our revenues. We have less ability to manage sales through indirect channels, relative to direct sales, and less visibility about our channel partners' success in selling our products. As a result, we could experience unforeseen variability in our revenues and operating results for a number of reasons, including the following:

     o   inability of our partners to sell our products;
     o   a decision by our partners to favor competing products; or
     o inability of our partners to manage the timing of their purchases from us against their sales to end-users, resulting in inventories of unsold licenses held by channel partners.

Many of our channel partners experienced internal management and financial performance problems that impacted their ability to resell our product. In response, we have shifted from exclusively indirect sales channel to a predominantly direct sales organization.

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

A key part of our solution will be the delivery of expert asset management services. If we are unable to meet customers' service requests with internal resources (due to limited capacity or business expertise), we will partner with our resellers and other third-party service providers for additional support. There can be no assurance that we will be able to effectively implement this new sales process. Our failure to implement solutions that address customers' requirements and provide timely and cost-effective customer support and service could have a material adverse effect on our business, operating results, and financial condition.


We may be unable to expand our business and increase our revenues if we are unable to expand our distribution channels.

If we are unable to expand our distribution channels effectively, our business, revenues and operating results could be harmed. In particular, we will need to expand our direct sales force and establish relationships with additional system integrators, resellers and other third-party channel partners who market and sell our products. If we cannot establish these relationships, or if our channel partners are unable to market our products effectively or provide cost-effective customer support and service, our business, revenues and operating results will be harmed. Even where we are successful in establishing a new third-party relationship, our agreement with the third-party may not be exclusive. As a result, our partners may carry competing product lines.


Our quarterly revenues and revenue growth rates are dependent on the budgeting cycles and investment cycles of our customers.

Our quarter-to-quarter revenues will depend on customer budgeting cycles. If customers change their budgeting cycles, or reduce their capital spending on technology, our revenues could decline. Many analysts predict substantially slower growth rates for, and potential reductions in, information technology capital investment in 2001. To the extent these projections prove accurate, we expect our quarterly revenues and operating results will be adversely affected.


Our quarterly revenues and revenue growth rates could be affected by new products we announce or that our competitors announce.

Announcements of new products or releases by us or our competitors could cause customers to delay purchases pending the introduction of the new product or release. In addition, announcements by us or our competitors concerning pricing policies could have an adverse effect on our revenues in a given quarter.

Our products and service offerings have different margins, and changes in our revenue mix could have an adverse effect on our operating results.

Changes in our revenue mix could adversely affect our operating results because some products and service offerings provide higher margins than others. For example, margins on software licenses tend to be higher than margins on maintenance and services. Additionally, we utilize both inside and outside professional services consultants trained in the deployment of Asset Insight to deliver our implementation services. The outside consultants who are subcontractors generally cost significantly more than the consultants employed directly by us. Our gross profit can fluctuate based upon the mix of use of consultants who are subcontractors versus consultants employed directly by us.


The long sales cycle for our products may cause substantial fluctuations in our revenues and operating results.

Delays in customer orders could result in our revenues being substantially below the expectations of our investors. The sales cycle for our products typically takes six to nine months to complete, and we may experience delays that further extend this period. The length of the sales cycle may vary depending on factors over which we have little or no control, such as the size of the transaction, the internal activities of potential customers, and the level of competition that we encounter in selling the products. Our customers' planning and purchase decisions involve a significant commitment of resources and a lengthy evaluation and product qualification process. As a result, we may incur substantial sales and marketing expenses during a particular period in an effort to obtain orders. If we are unsuccessful in generating offsetting revenues during that period, our revenues and earnings could be substantially reduced, or we could experience a large loss. During the sales cycle, we typically provide a significant level of education to prospective customers regarding the use and benefits of our products. Any delay in the sales cycle of a large license or a number of smaller licenses could have an adverse effect on our operating results and financial condition.


If we are unable to expand our business internationally, our business, revenues and operating results could be harmed.

In order to grow our business, increase our revenues, and improve our operating results, we believe we must continue to expand internationally. In 2000, we established a direct sales presence in the United Kingdom and the Netherlands and are currently expanding our list of international distributors. If we expend substantial resources pursuing an international strategy and are not successful, our revenues will fall short of our expectations, and our operating results will suffer. International expansion will require significant management attention and financial resources, and we may not be successful expanding our international operations. Additionally, we have limited experience in developing local language versions of our products or in marketing our products to international customers. We may not be able to successfully translate, market, sell, and deliver our products internationally.


Conducting business internationally poses risks that could affect our financial results.

Even if we are successful in expanding our operations internationally, conducting business outside North America poses many risks that could adversely affect our operating results. In particular, we may experience gains and losses resulting from fluctuations in currency exchange rates, for which hedging activities may not adequately protect us. To date, the majority of our international revenue has been denominated in United States currency; therefore, we have not experienced any significant currency fluctuations. However, future exchange rate risks can have an adverse effect on our ability to sell our products in foreign markets. Since we sell our products in U.S. dollars, our sales could be adversely affected by declines in foreign currencies relative to the dollar, thereby making our products more expensive in local currencies. If we are to sell our products in local currencies, we could be competitively unable to change our prices to reflect exchange rate changes. Additional risks we face in conducting business internationally include longer payment cycles, difficulties in staffing and managing international operations, problems in collecting accounts receivable, and the adverse effects of tariffs, duties, price controls or other restrictions that impair trade.


Our business and operating results will be harmed if we cannot compete effectively against other companies in our markets.

The market for our products is intensely competitive and diverse, and the technologies for our products can change rapidly. New products are introduced frequently and existing products are continually enhanced. Historically, we have encountered competition from a number of sources, including system management and infrastructure management companies. In mid-1999, vendors of asset management software and infrastructure management offerings enhanced their products to include functionality that is currently provided by asset tracking and low-end discovery tool software. Even though the asset tracking functionality provided as standard features of asset management and infrastructure management software is more limited than that of our Asset Insight products, there can be no assurance that a significant number of potential customers would not elect to accept such functionality in lieu of purchasing additional software. While we believe we maintain a strong competitive advantage in functionality and features, this emergence of asset management software and infrastructure management offerings is having the effect of extending our sales cycle, as well as creating pressure on us to reduce prices for our Asset Insight product line.

Competitors vary in size and in the scope and breadth of software and services offered. There are many vendors in the infrastructure management market, which includes asset tracking and asset management. This has created confusion and overlap among vendors, such as Peregrine, Remedy, MainControl, IntraWare, and Tally. Additionally, systems management suites provide auto-discovery features that overlap with our offerings. These vendors include Microsoft's SMS, Hewlett-Packard's OpenView, and Computer Associates' Unicenter. In the mid-sized asset tracking market, Asset Insight express competes with low-end discovery tools, such as Blue Ocean's TrackIT. We also face competition from numerous start-up and other entrepreneurial companies offering products that compete with the functionality offered by one or more of our asset management products and the internal information technology departments of those companies with asset management needs.

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

Additional competition from new entrepreneurial companies or established companies entering our markets could have an adverse effect on our business, revenues and operating results. In addition, alliances among companies that are not currently direct competitors could create new competitors with substantial market presence. Because few barriers to entry exist in the software industry, we anticipate additional competition from new and established companies as well as business alliances. We expect that the software industry will continue to consolidate. In particular, we expect that large software companies will continue to acquire or establish alliances with our smaller competitors, thereby increasing the resources available to these competitors. These new competitors or alliances could rapidly acquire significant market share at our expense.


If we do not respond adequately to our industry's evolving technology standards, or do not continually develop products that meet the complex and evolving needs of our customers, sales of our products may decrease.

As a result of rapid technological change in our industry, our competitive position in existing markets, or in markets we may enter in the future, can be eroded rapidly by product advances and technological changes. As the market evolves and competitive pressures increase, we believe that we will need to further expand our product offerings and improve the integration between our asset tracking and asset management solutions. We may be unable to improve the performance and features of our products as necessary to respond to these developments. In addition, the life cycles of our products are difficult to estimate. Our growth and future financial performance depend in part on our ability to improve existing products and develop and introduce new products that keep pace with technological advances, meet changing customer needs, and respond to competitive products. Our product development efforts will continue to require substantial investments. In addition, competitive or technological developments may require us to make substantial, unanticipated investments in new products and technologies, and we may not have sufficient resources to make these investments.


Product development delays could harm our competitive position and reduce our revenues.

If we experience significant product development delays, our position in the market would be harmed, and our revenues could be substantially reduced, which would adversely affect our operating results. We have experienced product development delays in the past and may experience delays in the future. In particular, we may experience product development delays associated with the integration of recently acquired products and technologies. Delays may occur for many reasons, including an inability to hire a sufficient number of developers, discovery of software bugs and errors, or a failure of our current or future products to conform to industry requirements.


Errors or other software bugs in our products could result in significant expenditures to correct the errors or bugs, result in our inability to deliver product, and could result in product liability claims.

Software products as complex as those we offer may contain errors that may be detected at any point in a product's life cycle. We have experienced errors in the past that resulted in delays in product shipment and increased costs. There can be no assurance that, despite our testing, errors will not be found. If we were required to expend significant amounts to correct software bugs or errors, our revenues could be harmed as a result of an inability to deliver the product, and our operating results could be impaired as we incur additional costs without offsetting revenues. Such errors may result in loss of, or delay in, market acceptance and sales, diversion of development resources, injury to our reputation, or increased service and warranty costs, any of which could have a material adverse effect on our business, results of operations, and financial condition.

If we were held liable for damages incurred as a result of our products, our operating results could be significantly impaired. Our license agreements with our customers typically contain provisions designed to limit exposure to potential product liability claims. These limitations, however, may not be effective under the laws of some jurisdictions. Although we have not experienced any product liability losses to date, the sale and support of our products entails the risks of these claims.


We may experience problems integrating the technologies of Tangram and Wyzdom. Any integration problems could cause us to incur substantial unanticipated costs and expenses, which would harm our operating results.

If we are unable to integrate our business with the acquired Wyzdom Solutions assets, if we encounter unanticipated bugs or other technical problems that arise during quality assurance and testing that may delay the release of Tangram's asset management offerings, or if we are unable to succeed or capitalize upon the opportunities in the asset management market, we will incur substantial costs, which will increase our expenses and reduce any earnings or potentially result in losses, and we will fail to achieve the expected synergies of the acquisition. In addition, integration problems could divert management's attention from other business opportunities, which could result in slower revenue growth than anticipated or in declines in revenue. If we are unable to realize the strategic and financial benefits currently anticipated from the purchase of the lifecycle asset management software of Wyzdom Solutions, Inc., our shareholders will have experienced substantial dilution of their ownership interest without receiving any commensurate benefit.


We may experience integration or other problems with future acquisitions, which could have an adverse effect on our business or results of operations. New acquisitions could dilute the interests of existing shareholders, and the announcement of new acquisitions could result in a decline in the price of our common stock.

As part of our business strategy, we may find it desirable in the future to make acquisitions of, or significant investments in, businesses that offer complementary products, services and technologies. We may also make acquisitions of, or investments in, businesses that we believe could expand our distribution channels. If we identify an appropriate acquisition candidate, we may not be able to negotiate the terms of the acquisition successfully or finance the acquisition. If we consummate one or more significant acquisitions in which the consideration consists of stock or other securities, your ownership percentage in Tangram could be significantly diluted. In addition, we may be required to write-off or amortize significant amounts of goodwill and other intangible assets in connection with future acquisitions, which could materially impair our operating results and financial condition. Any future acquisition or substantial investment would present numerous risks. The following are examples of these risks:

     o difficulties in assimilating the technology, operations or personnel of the acquired businesses into ours;
     o   potential disruption of our ongoing business;
     o difficulty in realizing the potential financial or strategic benefits of the transaction;
     o problems in maintaining uniform standards, controls, procedures and policies;
     o impairment of our relationships with our employees and clients as a result of any integration of new businesses and management personnel; and
     o   the diversion of our management's attention.

If we cannot attract and retain qualified sales personnel, software developers and customer service personnel, we will not be able to sell and support our products.

Competition for qualified employees is intense, particularly in the technology industry, and we have in the past experienced difficulty recruiting qualified employees. If we are not successful in attracting and retaining qualified sales personnel, software developers and customer service personnel, our revenue growth rates could decrease, or our revenues could decline, and our operating results could be materially harmed. Our products and services require a sophisticated selling effort targeted at several key people within a prospective customer's organization. This process requires the efforts of experienced sales personnel as well as specialized consulting professionals. In addition, the complexity of our products, and issues associated with installing and maintaining them, require highly-trained customer service and support personnel. We intend to hire a significant number of these personnel in the future and train them in the use of our products. We believe our success will depend in large part on our ability to attract and retain these key employees.


Our business could be harmed if we lost the services of one or more members of our senior management team.

The loss of the services of one or more of our executive officers or key employees, or the decision of one or more of these individuals to join a competitor, could adversely affect our business and harm our operating results and financial condition. Our success depends to a significant extent on the continued service of our senior management and other key sales, consulting, technical and marketing personnel.

We could be competitively disadvantaged if we are unable to protect our intellectual property.

If we fail to adequately protect our proprietary rights, competitors could offer similar products relying on technologies we developed, potentially harming our competitive position and decreasing our revenues. We attempt to protect our intellectual property rights by limiting access to the distribution of our software, documentation, and other proprietary information and by relying on a combination of patent, copyright, trademark, and trade secret laws. In addition, we enter into confidentiality agreements with our employees and certain customers, vendors, and strategic partners.

Despite precautions that we take, it may be possible for unauthorized third parties to copy aspects of our current or future products or to obtain and use information that we regard as proprietary. Policing unauthorized use of software is difficult, and some foreign laws do not protect proprietary rights to the same extent as United States laws. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others, any of which could adversely affect our revenues and operating results.


If we become involved in an intellectual property dispute, we may incur significant expenses or may be required to cease selling our products, which would substantially impair our revenues and operating results.

In recent years, there has been significant litigation in the United States involving intellectual property rights, including rights of companies in the software industry. Intellectual property claims against us, and any resulting lawsuit, may result in our incurring significant expenses and could subject us to significant liability for damages and invalidate what we currently believe are our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and could divert management's time and attention. Any potential intellectual property litigation against us could also force us to do one or more of the following:

     o cease selling, incorporating or using products or services that incorporate the infringed intellectual property;
     o obtain from the holder of the infringed intellectual property a license to sell or use the relevant technology, which license may not be available on acceptable terms, if at all; or
     o redesign those products or services that incorporate the disputed technology, which could result in substantial unanticipated development expenses.

If we are subject to a successful claim of infringement and we fail to develop non-infringing technology or license the infringed technology on acceptable terms and on a timely basis, our revenues could decline or our expenses could increase.

We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights or to determine the scope and validity of our proprietary rights or the proprietary rights of competitors. These claims could also result in significant expense and the diversion of technical and management personnel's attention.


Our stock price has been and is likely to continue to be highly volatile, which may make our common stock difficult to resell at attractive times and prices.

The trading price of our common stock has been and is likely to be highly volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

     o   actual or anticipated variations in our quarterly operating results;
     o   announcements of technological innovations;
     o   new products or services offered by us or our competitors;
     o conditions or trends in the software industry generally or specifically in the markets for asset management enterprise solutions;
     o changes in the economic performance and/or market valuations of our competitors and the software industry in general;
     o announcements by us or our competitors of significant contracts, changes in pricing policies, acquisitions, strategic partnerships, joint ventures or capital commitments;
     o adoption of industry standards and the inclusion of our technology in, or compatibility of our technology with, the standards;
     o   adverse or unfavorable publicity regarding us or our products;
     o   our loss of a major customer;
     o   additions or departures of key personnel;
     o   sales of our common stock in the public market; and

     o   other events or factors that may be beyond our control.

In addition, the stock markets in general, and in particular the markets for securities of technology and software companies, have experienced extreme price and volume volatility and a significant cumulative decline in recent months. This volatility has affected many companies irrespective of, or disproportionately to, the operating performance of these companies. These broad market and industry factors can materially and adversely affect the market price of our common stock, regardless of our actual operating performance.


Our sales may be subject to macro-economic conditions that could have an effect on the willingness of our customers and prospects to make large capital spending decisions.

The current macro-economic forecast for the United States and some other countries indicates an economic slowdown. Many customers and prospective customers have issued public announcements regarding workforce reductions and spending controls in response to this slowdown. Because of these corporate pronouncements and economic conditions, our customers and prospects may defer large capital spending decisions that, in turn, could result in shortfalls in our revenue and operating results.


We risk liability from potential product liability claims that our insurance may not cover which could materially adversely affect our business, financial condition and results of operations.

In testing, manufacturing and marketing our products, we risk liability from the failure of products to perform as we expect. Although we currently have product liability insurance and seek to obtain indemnification from licensees of the products, obtaining additional insurance or indemnification may be inadequate, unobtainable or prohibitively expensive. We must renew our policies each year. We may not be able to renew our current policies or obtain additional insurance in the future on acceptable terms or at all. Our inability to obtain sufficient insurance coverage on reasonable terms, or otherwise protect ourselves against potential product liability claims in excess of our insurance, could materially adversely affect our business, financial condition and results of operations.


The Nasdaq Stock Market, Inc. may delist our common stock from the Nasdaq smallcap market if we fail to meet their continued listing requirements, including maintaining a $1.00 per share minimum bid price. The delisting of our common stock could materially adversely affect the market price and market liquidity of our common stock.

Recently, we have had to prove to Nasdaq that we were in compliance with The Nasdaq SmallCap Market continued listing requirements, including maintaining a $1.00 minimum bid price. We currently believe we are in compliance with these continued listing requirements, but if we fail to meet Nasdaq's continued listing requirements in the future, we may be delisted from The Nasdaq SmallCap Market. If our common stock is delisted from The Nasdaq SmallCap Market, trading, if any, of our common stock would thereafter have to be conducted in the over-the-counter market. In such an event, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock. In addition, if our common stock were to be delisted from trading on The Nasdaq SmallCap Market and the trading price of the common stock were to remain below $5.00 per share, trading in our common stock could also be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a "penny stock" (generally, any non-Nasdaq and non-national exchange equity security that has a market price of less than $5.00 per share, subject to certain exceptions). The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of our common stock and the ability of investors to trade our common stock. Many brokerage firms are reluctant to recommend lower price stocks for their clients, and the policies and practices of a number of brokerage houses tend to discourage individual brokers within those firms from dealing in lower price stocks. Also, the brokerage commission on the purchase or sale of a stock with a relatively low per share price generally tends to represent a higher percentage of the sales price than the brokerage commission charged on a stock with a relatively higher per share price, to the detriment of our shareholders and the market for our common stock.


Certain provisions of Pennsylvania law and our articles of incorporation and bylaws could have the effect of making it more difficult for a third-party to acquire, or of discouraging a third-party from attempting to acquire, control of us.

We are a Pennsylvania corporation. Certain provisions of Pennsylvania law and our articles of incorporation and bylaws could have the effect of making it more difficult for a third-party to acquire, or of discouraging a third-party from attempting to acquire, control of us. While these provisions may provide us with flexibility in managing our business, they could discourage or make a merger, tender offer or proxy contest more difficult, even though certain shareholders may wish to participate in the transaction. These provisions could also potentially adversely affect the market price of the common stock. These provisions include:

     o a provision allowing us to issue preferred stock with rights senior to those of the common stock without any further vote or action by the holders of common stock; and
     o the issuance of preferred stock could decrease the amount of earnings and assets available for distribution to the holders of common stock or could adversely affect the rights and powers, including voting rights, of the holders of the common stock. In certain circumstances, the issuance of preferred stock could have the effect of decreasing the market price of the common stock.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates. Such changes in interest rates impact interest cost on our interest rate sensitive liabilities. Interest rate sensitive liabilities are assumed to be those for which the stated interest rate is not contractually fixed for the next 12-month period. Thus, liabilities which have a market-based index, such as the prime rate, are rate sensitive. As of August 13, 2001, the only interest rate sensitive liability is the $3 million unsecured revolving line of credit with Safeguard. Assuming a hypothetical, immediate 100 basis point increase in the interest rate, our interest expense over the following 12-month period would be increased by approximately $18,000. The hypothetical model assumes that the balance of interest rate sensitive liabilities at fiscal year-end will remain constant over the next 12-month period. Thus, this model represents a static analysis, which cannot adequately portray how we would respond to significant changes in market conditions. Furthermore, the analysis does not necessarily reflect our expectations regarding the movement of interest rates in the near term, including the likelihood of an immediate 100 basis point change in the interest rates nor the actual effect on interest cost if such a rate change were to occur. We have not historically used financial instruments to hedge interest rate exposure, do not use financial instruments for trading purposes, and are not a party to any leveraged derivatives.

The majority of international revenue has been denominated in United States currency; therefore, we have not experienced any significant currency fluctuations. If we are successful in growing our international revenues, we will be exposed to risks inherent with fluctuations in currency exchange rates.

PART II - OTHER INFORMATION


Item 2.  Changes in Securitites and Use of Proceeds


On February 20, 2001, we issued 3,000 shares of Series F Convertible Preferred Stock ("Series F Shares") to Safeguard in exchange for $3 million of principal outstanding under its existing credit facility with Safeguard. The Series F Shares have a par value of $0.01 per share and the issuance price was $1,000 per share. Holders of the Series F Shares are entitled to certain preferences, limitations, and special rights, including dividend rights, conversion rights, voting rights, anti-dilution rights, registration rights, and liquidation preferences. Holders of the Series F Shares are entitled to a cumulative quarterly dividend, when and if declared by our Board, at a rate per share equal to two percent (2%) per quarter of the issuance price. The 3,000 shares of Series F Shares are convertible at any time at the option of the holder into 1,500,000 shares of common stock, as adjusted pursuant to the terms of the Statement of Designations, Preferences and Rights Agreement. Commencing at any time on or after February 20, 2003, we may redeem all of the shares of the Series F Shares by paying in cash a sum equal to one hundred three percent (103%) of the initial purchase price per share plus all accrued but unpaid dividends. Holders of the Series F Shares are entitled to one vote for each share of our common stock into which such Series F Shares may be converted and may vote on all matters submitted to a vote of the holders of our common stock.

On March 1, 2001, pursuant to an Asset Purchase Agreement dated February 13, 2001, we issued 3,000,000 shares of our common stock and $1,500,000 in non-interest bearing Promissory Notes ("Notes") to Axial Technology Holding AG ("Axial") for all rights of ownership to Axial's proprietary asset management technology, some or all of which is commonly known as Wyzdom ("Wyzdom"), as well as for certain related assets and obligations of Wyzdom Solutions, Inc. Wyzdom Solutions, Inc. is an affiliate of Axial and is the exclusive distributor of the Wyzdom technology in the United States. The Notes require the payment of $300,000, $500,000, and $700,000 on the first, second, and third anniversaries, respectively, of the Asset Purchase Agreement. Additional earnout payments totaling up to $1.5 million may also be payable to Axial, depending on the achievement of certain revenue goals for the Wyzdom products during the three years following closing. However, this amount could be reduced to zero based upon the performance of our common stock price during this period.

Item 4. Submission of Matters to a Vote of Security Holders

On June 6, 2001, the Annual Meeting of Shareholders of the Company was held at which the following matters were submitted to and the requisite number of shares of Common Stock of the Company were voted on by the shareholders, with the results set forth below:

                       PROPOSAL I - ELECTION OF DIRECTORS

The following persons were elected to the Board of Directors to serve as directors until the next annual meeting of shareholders in 2002 and until their respective successors are duly elected and qualified. Each person received the number of votes set forth next to their names below:



                                       FOR             AGAINST          WITHHELD
                                       ---             -------          --------

         John F. Owens              20,372,984          25,658           2,555
         Norman L. Phelps           20,375,539          23,103              --
         Steven F. Kuekes           20,374,039          24,603           1,500
         Thomas R. Brown            20,374,508          24,134           1,031
         James A. Ounsworth         20,374,508          24,134           1,031
         Carl G. Sempier            20,367,984          30,658           7,555
         Carl Wilson                20,374,508          24,134           1,031
         Steven R. Zodtner          20,374,508          24,134           1,031

                   PROPOSAL II - PLAN OF RECAPITALIZATION AND
               AMENDMENT TO THE COMPANY'S ARTICLE OF INCORPORATION

The proposal to approve the Plan of Recapitalization and Amendment to the Company's Articles of Incorporation, which would effect a one-for-four reverse stock split of our issued and outstanding shares of our common stock was considered and voted on as follows:

                 FOR                   AGAINST                  WITHHELD
                 ---                   -------                  --------

             20,333,640                57,348                     7,654

On June 19, 2001, we announced that we had abandoned our intended Plan of Recapitalization, which would have effected a one-for-four reverse split of our common stock. The announcement followed a notification from the Nasdaq Listing Qualifications Panel that it had removed all exceptions to the Company's continued listing on The Nasdaq SmallCap Market. Tangram had successfully sustained a closing bid price of at least $1.00 for a period of 10 consecutive trading days, meeting the terms and conditions for continued listing on Nasdaq. As a result, we resumed trading under the Company's original symbol, TESI, effective with the open of business on Wednesday, June 20, 2001.

If shareholders intend to present proposals at the next Annual Meeting of Shareholders to be held in 2002 they must submit the proposal to us no later than December 28, 2001 if they wish to have us include the proposal on the Company's proxy card and, along with any supporting statement, in the Company's proxy statement. As to any proposal presented by a shareholder at the Annual Meeting of Shareholders that has not been included in the Proxy Statement, the management proxies are allowed to use their discretionary voting authority, unless we receive notice of such proposal by no later than December 28, 2001.


Item 5.  Other Information


On August 2, 2001, we issued the press release attached hereto as Exhibit 99.1 and incorporated herein by reference, with respect to financial results for the three and six month periods ended June 30, 2001.


Item 6.  Exhibits and Reports on Form 8-K


a)       Exhibits

         Exhibit
         Number            Exhibit Description
         ------            -------------------

           99.1*           Text of the Release issued by the Company on August
                           2, 2001.

             *             Filed herewith

b)       Reports on Form 8-K

On May 17, 2001, we filed a Current Report on Form 8-K announcing that we would host a conference call on Thursday, May 24, 2001 at 2:00 p.m. (EDT) to discuss the Company's 2001 Strategic Business Outlook.

On May 24, 2001, we filed a Current Report on Form 8-K announcing that we held a conference call to discuss the Company's 2001 Strategic Business Outlook. We voluntarily elected to file a copy of the transcript on this Form 8-K to ensure that the contents of such conference call were fully disseminated and that all of our investor had full access to such transcript.

SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Tangram Enterprise Solutions, Inc.
                               ---------------------------------



Date     August 13, 2001       /s/ John N. Nelli
         ---------------       -------------------------------------------------
                               John N. Nelli
                               Senior Vice President and Chief Financial Officer
                               (Principal Financial & Accounting Officer)

                                  EXHIBIT INDEX

     The following exhibits were filed with the Company's Current Report on Form 10-Q, dated June 30, 2001.


         Exhibit
         Number            Exhibit Description
         ------            -------------------

           99.1*           Text of the Release issued by the Company on August
                           2, 2001.

             *             Filed herewith