Form 10-Q
period 2001-09-30
TANGRAM ENTERPRISE SOLUTIONS INC
filed 2001-11-13
CIK 804121

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          (Mark one)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended   September 30, 2001
                                -----------------------------------

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
 For the transition period from             to
                                ------------   --------------------

                         Commission File Number 0-15454

                       TANGRAM ENTERPRISE SOLUTIONS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

          Pennsylvania                                    23-2214726
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

     The number of outstanding shares of Common Stock, $0.01 par value per share, as of November 13, 2001 was 19,405,548.

                       TANGRAM ENTERPRISE SOLUTIONS, INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements:

   Balance Sheets - September 30, 2001 (Unaudited) and December 31, 2000 ...............3

   Statements of Operations - Three Months Ended
       September 30, 2001 and 2000 (Unaudited) .........................................4

   Statements of Operations - Nine Months Ended
       September 30, 2001 and 2000 (Unaudited) .........................................5

   Statements of Cash Flows - Nine Months Ended
       September 30, 2001 and 2000 (Unaudited) .........................................6

   Notes to the Financial Statements ...................................................7

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations ................................................... 12

Item 3 - Quantitative and Qualitative Disclosures About Market Risk .................. 26


                           PART II. OTHER INFORMATION

Item 5 - Other Information ........................................................... 28

Item 6 - Exhibits and Reports on Form 8-K ............................................ 28

Signatures ........................................................................... 29

                       Tangram Enterprise Solutions, Inc.

                                 Balance Sheets
                      (in thousands, except share amounts)

                                                                                    September 30          December 31
                                                                                        2001                  2000
                                                                                ---------------------------------------
Assets                                                                              (unaudited)            (audited)
Current assets:
  Cash and cash equivalents                                                          $    279             $    553
  Accounts receivable, net of allowance of $391 and $341
    in 2001 and 2000, respectively                                                      3,616                5,300
  Other                                                                                   365                  402
                                                                                ---------------------------------------
Total current assets                                                                    4,260                6,255

Property and equipment:
  Computer equipment and software                                                         869                  808
  Office equipment and furniture                                                          130                  128
  Leasehold improvements                                                                  117                   93
                                                                                ---------------------------------------
                                                                                        1,116                1,029
  Less accumulated depreciation and amortization                                        (917)                 (812)
                                                                                ---------------------------------------
Total property and equipment                                                              199                  217

Other assets:
  Acquired software technology, net                                                     3,366                   -
  Deferred software costs, net                                                          3,443                3,309
  Cost in excess of net assets of business acquired, net                                1,601                2,163
  Other intangibles, net                                                                  271                   -
  Other                                                                                    85                  102
                                                                                ---------------------------------------
Total other assets                                                                      8,766                5,574
                                                                                ---------------------------------------
Total assets                                                                         $ 13,225             $ 12,046
                                                                                =======================================

Liabilities and shareholders' equity
Current liabilities:
  Current portion of long-term debt - shareholders                                   $    252             $     -
  Accounts payable                                                                        280                  521
  Accrued expenses                                                                      1,695                1,568
  Deferred revenue                                                                      3,644                3,669
                                                                                ---------------------------------------
Total current liabilities                                                               5,871                5,758

Long-term debt - shareholders (less unamortized discount of $212 in 2001
  - effective rate of 9.5%)                                                             1,661                3,925

Other liabilities                                                                         454                  381

Shareholders' equity:
  Convertible preferred stock - Series F, par value $0.01, 3,000
    shares authorized, issued and outstanding                                              -                    -
  Common stock, par value $0.01, authorized 48,000,000 shares, 19,405,548
    and 16,405,548 issued and outstanding in 2001 and 2000, respectively                  194                  164
  Additional paid-in capital                                                           50,164               44,916
  Accumulated deficit                                                                 (45,119)             (43,098)
                                                                                ---------------------------------------
Total shareholders' equity                                                              5,239                1,982
                                                                                ---------------------------------------
Total liabilities and shareholders' equity                                           $ 13,225             $ 12,046
                                                                                =======================================

See accompanying notes.

                       Tangram Enterprise Solutions, Inc.

                            Statements of Operations
                    (in thousands, except per share amounts)


                                                                 Three months ended September 30
                                                                     2001               2000
                                                              -----------------------------------
                                                                         (unaudited)
Revenue:
  Licenses and products                                         $   1,759          $   2,585
  Services                                                          2,020              1,654
                                                              -----------------------------------
Total revenue                                                       3,779              4,239

Cost of revenue:
  Cost of licenses and products                                       818                455
  Cost of services                                                    441                507
                                                              -----------------------------------
Total cost of revenue                                               1,259                962
                                                              -----------------------------------
Gross profit                                                        2,520              3,277

Operating expenses:
  Sales and marketing                                               1,518              1,782
  General and administrative                                          887                648
  Research and development                                            748                865
                                                              -----------------------------------
Total operating expenses                                            3,153              3,295
                                                              -----------------------------------

Loss from operations                                                 (633)              (18)

Other expense, net                                                    (47)              (74)
                                                              -----------------------------------

Loss before income taxes                                             (680)              (92)
Provision for income taxes                                              -                 -
                                                              -----------------------------------

Net loss                                                        $    (680)         $    (92)
                                                              ===================================

Loss per common share:
  Basic and diluted                                             $   (0.04)         $  (0.01)
                                                              ===================================

Weighted average number of common shares outstanding:
  Basic and diluted                                                19,406            16,379
                                                              ===================================

See accompanying notes.

                       Tangram Enterprise Solutions, Inc.

                            Statements of Operations
                    (in thousands, except per share amounts)

                                                              Nine months ended September 30
                                                                 2001                2000
                                                         -------------------------------------
                                                                        (unaudited)
Revenue:
  Licenses and products                                    $    4,687          $     4,464
  Services                                                      5,977                5,069
                                                         -------------------------------------
Total revenue                                                  10,664                9,533

Cost of revenue:
  Cost of licenses and products                                 1,777                1,447
  Cost of services                                              1,273                1,690
                                                         -------------------------------------
Total cost of revenue                                           3,050                3,137
                                                         -------------------------------------

Gross profit                                                    7,614                6,396

Operating expenses:
  Sales and marketing                                           4,775                5,126
  General and administrative                                    2,352                2,614
  Research and development                                      2,230                2,482
                                                         -------------------------------------
Total operating expenses                                        9,357               10,222
                                                         -------------------------------------
Loss from operations                                           (1,743)              (3,826)

Other expense, net                                               (130)                (104)
                                                         -------------------------------------
Loss before income taxes                                       (1,873)              (3,930)
Provision for income taxes                                          -                    -
                                                         -------------------------------------

Net loss                                                  $    (1,873)         $    (3,930)
                                                         =====================================
Loss per common share:
  Basic and diluted                                       $     (0.11)         $     (0.24)
                                                         =====================================
Weighted average number of common shares outstanding:
  Basic and diluted                                            18,746               16,223
                                                         =====================================


See accompanying notes.

                       Tangram Enterprise Solutions, Inc.

                            Statements of Cash Flows
                                 (in thousands)

                                                                              Nine months ended September 30
                                                                                  2001              2000
                                                                            ----------------------------------
                                                                                        (unaudited)
Operating activities
  Net loss                                                                   $   (1,873)      $   (3,930)
  Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities:
      Depreciation                                                                  106              107
      Amortization                                                                2,437            1,952
      Other                                                                         317              379
  Cash provided by changes in working capital items:
      Accounts receivable and other current assets                                1,329             (430)
      Accounts payable                                                             (367)            (121)
      Accrued expenses                                                             (211)             330
      Deferred revenue                                                              (45)             (32)
                                                                            ----------------------------------
Net cash provided by (used in) operating activities                               1,693           (1,745)

Investing activities
  Deferred software costs                                                        (1,687)          (1,501)
  Expenditures for property and equipment                                           (65)            (107)
  Cash received in connection with purchase of assets                                68                -
  Decrease in other assets                                                           17                -
                                                                            ----------------------------------
Net cash used in investing activities                                            (1,667)          (1,608)

Financing activities
  Net (repayments) borrowings on debt from shareholders                            (300)           2,277
  Proceeds from exercise of stock options                                             -              795
                                                                            ----------------------------------
Net cash (used in) provided by financing activities                                (300)           3,072
                                                                            ----------------------------------

Net decrease in cash and cash equivalents                                          (274)            (281)
Cash and cash equivalents, beginning of period                                      553              445
                                                                            ----------------------------------
Cash and cash equivalents, end of period                                     $      279       $      164
                                                                            ==================================

Supplemental disclosure of cash flows information
Cash paid during the period for interest                                     $       58       $       65
                                                                            ==================================

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

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." We will adopt SFAS No. 144 in fiscal year 2002. We do not expect the provisions of SFAS No. 144 to have any significant impact on its financial condition or results of operations.

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

The Company is required to adopt the provisions of SFAS No. 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, and SFAS No. 142 will become effective January 1, 2002. We are currently assessing the impacts of adoption of SFAS No. 141 and SFAS No. 142 on goodwill and other intangible assets and the respective impact on the results of operations, financial position and cash flows.

Earnings Per Share

In accordance with SFAS No. 128, "Earnings Per Share," basic earnings per common share calculations are based on net earnings (loss) after preferred stock dividend requirements, if any, and the weighted-average number of common shares outstanding during each period. Diluted earnings (loss) per common share also reflects the potential dilution that would occur assuming the exercise of stock options and other related effects. Weighted average number of common shares outstanding on a diluted basis for the three and nine month periods ended September 30, 2001 and 2000 does not include common stock equivalents because the effect of inclusion of these would be to reduce the loss per common share.

                        Tangram Enterprise Solutions, Inc

                        Notes to the Financial Statements
                                   (Unaudited)

Earnings Per Share (continued)

Earnings (loss) per common share have been computed as follows (in thousands, except per share amounts):

                                                                       Three months ended September 30
                                           ----------------------------------------------------------------------------------------
                                                            2001                                            2000
                                           ---------------------------------------        -----------------------------------------
                                             Earnings                                       Earnings
                                              (Loss)        Shares         EPS               (Loss)         Shares           EPS
                                           ---------------------------------------        -----------------------------------------

    Basic EPS
    ---------
    Net loss                                 $ (680)                                        $   (92)
    Less: Preferred stock dividend              (61)                                              -
                                           ---------------------------------------        -----------------------------------------
    Income available to common
     shareholders                            $ (741)        19,406       $(0.04)           $   (92)        16,379         $(0.01)
                                           =======================================        =========================================



                                                                        Nine months ended September 30
                                           ----------------------------------------------------------------------------------------
                                                            2001                                            2000
                                           ---------------------------------------        -----------------------------------------
                                             Earnings                                       Earnings
                                              (Loss)        Shares         EPS               (Loss)         Shares            EPS
                                           ---------------------------------------        -----------------------------------------
    Basic EPS
    ---------
    Net loss                                $(1,873)                                        $(3,930)
    Less: Preferred stock dividend             (148)                                              -
                                           ---------------------------------------        -----------------------------------------
    Income available to common
     shareholders                           $(2,021)        18,746       $(0.11)           $(3,930)        16,223         $(0.24)
                                           =======================================        =========================================

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

Research and development costs are comprised of the following (in thousands):

                                                      Three months ended September 30     Nine months ended September 30
                                                          2001               2000             2001                2000
                                                      -------------------------------     ------------------------------
  Research and development costs incurred             $  1,213          $  1,378              $  3,917        $   3,983
  Less - capitalized software development costs           (465)             (513)               (1,687)          (1,501)
                                                      ----------------------------           ---------------------------
  Research and development costs, net                 $    748          $    865              $  2,230        $   2,482
                                                      =============================          ===========================

Included in cost of revenues is amortization of software development costs of $783,000 and $438,000 for the three months ended September 30, 2001 and 2000, respectively. Amortization of software development costs for the nine months ended September 30, 2001 and 2000 was $1,699,000 and $1,391,000, respectively.

                        Tangram Enterprise Solutions, Inc

                        Notes to the Financial Statements
                                   (Unaudited)

Note 3. Long-term Debt - Shareholders

The Company has a $3 million unsecured revolving line of credit with Safeguard Scientifics, Inc. ("Safeguard"), a majority shareholder of the Company, holding 100% of the Company's outstanding Series F preferred shares and approximately 59% of the Company's outstanding common stock (assuming the conversion of the Series F preferred stock). Terms of the line of credit require monthly interest payments at the prime rate plus 1%. Principal is due 13 months after date of demand by Safeguard or earlier in the case of a sale of substantially all of the assets of the Company, a business combination or upon the closing of a debt or equity offering. As of November 13, 2001, borrowings under the line of credit with Safeguard are $625,000. During the nine months ended September 30, 2001 and 2000, the Company incurred $61,000 and $118,000 of interest costs, respectively, under the revolving line of credit with Safeguard.

On March 1, 2001, pursuant to an Asset Purchase Agreement dated February 13, 2001, the Company issued 3,000,000 shares of its common stock and $1.5 million in non-interest bearing Promissory Notes ("Notes") to Axial Technology Holding AG ("Axial") (See Note 4 below). The Notes require the payment of $300,000, $500,000, and $700,000 on the first, second, and third anniversaries, respectively, of the Asset Purchase Agreement. The carrying amount of the Company's notes due to Axial was established by discounting the expected future cash payment obligations using a current interest rate at which the Company could borrow for debt of similar size and maturity.

The following table presents the carrying amounts of the Company's debt instruments at September 30, 2001 and December 31, 2000:

(in thousands)                                             September 30, 2001      December 31, 2000
--------------------------------------------------------------------------------   -----------------
Borrowings under revolving credit facility                        $625                  $3,925
Notes payable due Axial (less unamortized discount of
  $212 - effective rate of 9.5%)                                   1,288                     -
                                                           --------------------    -----------------
                                                                 1,913                   3,925
Less current portion                                              (252)                    -
                                                           --------------------    -----------------
Long-term debt - shareholders                                   $1,661                  $3,925
                                                           ====================    =================

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

At September 30, 2001, dividends in arrears on the Series F Shares were
$148,000.

On March 1, 2001, pursuant to an Asset Purchase Agreement dated February 13, 2001, the Company issued 3,000,000 shares of its common stock and $1.5 million in non-interest bearing Promissory Notes ("Notes") to Axial Technology Holding AG

                  Tangram Enterprise Solutions, Inc

                  Notes to the Financial Statements
                             (Unaudited)

Note 4.  Equity Transactions (continued)

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

Since early 1996, we have focused our business on the asset tracking market and the introduction and sale of our Asset Insight product. Asset Insight, an information technology asset tracking product, allows businesses to track changes in their information technology asset base (including hardware and software), forward plan technology requirements, optimize end-user productivity, and calculate the cost of software and hardware upgrades. In October 2000, we announced a strategic move to become a leader in the asset management market. This strategy allows us to build upon our core Asset Insight tracking technology and expertise and expand into a steadily growing, multi-billion dollar market. In support of this business strategy, we purchased the technology of Wyzdom Solutions, Inc. from Axial Technology Holding AG in March 2001, providing the technological foundation for Tangram's asset management offering, Enterprise Insight. This lifecycle offering, which has been rebranded as a member of the Tangram family of solutions, allows business leaders to manage their information technology assets from initial planning and procurement through final disposal--ensuring information technology assets are maximized to cost-effectively support corporate objectives. We continue to enhance our industry-leading asset tracking technology to ensure our customers can effectively manage new and emerging technologies, such as wireless and handheld personal digital assistants (PDA) devices. These asset tracking features remain the foundation of every asset management initiative. Additionally, in support of the commitment to make Asset Insight a fully web-enabled solution, all new features will be web-based, allowing our customers to access and analyze their diverse asset information directly from their web browsers. As part of our new lifecycle asset management offering, we are expanding our services offerings whereby we will work closely with our customers to prioritize their asset management requirements, pinpointing the necessary process and technology changes and executing a phased asset management implementation plan that delivers significant value during each step of the deployment. This tailored service will cover specific disciplines, such as (i) software license management; (ii) enterprise moves, adds and changes; (iii) lease management, and
(iv) procurement.

Our financial results will reflect our growing dependence on revenue generated by sales of Asset Insight and our move into the asset management market with the introduction of Enterprise Insight in July 2001. Our ability to achieve our planned business objectives involves many risks and uncertainties. Actual results may differ materially from those stated in any forward-looking statements based on a number of factors, including our ability to integrate our existing business and the Wyzdom assets as well as encountering any unanticipated bugs or other technical problems that may arise in the future which could impact market acceptance of Enterprise Insight. In addition, there can be no assurance that the anticipated benefits relating to our purchase of the Wyzdom lifecycle asset management technology will be realized and there can be no assurance that we will be able to succeed or capitalize upon the opportunities in the asset management market. Therefore, there can be no assurance that these efforts will be successful or delivered to the market on a timely basis.

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

Additionally, many analysts predict substantially slower growth rates for, and potential reductions in, information technology capital investment in 2001 and potentially continuing in 2002 and 2003. Moreover, many software companies, including Tangram, have experienced increasing reluctance by customers to make substantial investments in new technologies. To the extent these projections prove accurate, we expect our quarterly revenues and operating results will be adversely affected. In addition, the September 11, 2001 terrorist attacks in New York City and Washington, D.C. could have an adverse effect on our revenues, results of operations, and financial condition. At the time of the attacks, capital investment by businesses, particularly capital investment in technology, had been experiencing substantial weakness. Economic and political uncertainty resulting from these attacks could result in further declines in new technology investments. Some analysts have predicted that revenues of application software companies could be particularly weak in the periods following the attacks. We do not know what effect these events, or any resulting military actions by the United States, could have on our business, revenues, or results of operations. If businesses decide to defer or cancel purchases of new software, our revenues will be adversely affected, which would have an adverse effect on our results of operations and could have an adverse effect on our financial condition. Because of these conditions, most software companies, including Tangram, currently have very limited visibility with respect to their near term quarters and are having difficulty predicting their revenues and operating results during these periods.

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

Results of Operations

Revenue

Licenses and products revenue for the three months ended September 30, 2001 decreased 32% to $1.8 million from $2.6 million in the comparable period in 2000. Licenses and products revenue include the sales of our Asset Management product line, which consist of Asset Insight and Enterprise Insight, and product upgrades and add-ons of AM:PM and the traditional mainframe product of Arbiter. Asset Insight licenses and products revenue contributed $1.1 million, or 61%, of total licenses and products revenue in the third quarter of 2001 and $2.5 million, or 97% in the comparable period in 2000. Historically, our revenues have been dependent on our ability to complete one or more particularly large license transactions with a major enterprise customer. In 2000, Asset Insight revenues reflected $975,000 from the sale of a single large deal in our European market. There were no corresponding deals of such magnitude in the current quarter of 2001. Revenue from Enterprise Insight, which was released in late July 2001, was $305,000, or 17% of total licenses and products revenue, in the third quarter of 2001. Licenses and products revenue for the nine months ended September 30, 2001 increased 5% to $4.7 million from $4.5 million in the comparable period in 2000. For the nine month periods ended September 30, 2001 and 2000, Asset Insight licenses and products revenue remained relatively constant at $3.6 million. Revenue from AM:PM and traditional mainframe products upgrades were $389,000 in the third quarter of 2001 compared to $67,000 in the third quarter of 2000 and $784,000 for the nine months ended September 30, 2001 compared to $829,000 for the nine months ended September 30, 2000. We are no longer actively marketing or selling the AM:PM and traditional mainframe product lines, and as such, we anticipate the trend of reduced AM:PM and traditional mainframe product revenues to continue.

Services revenue for the three months ended September 30, 2001 increased 22% to $2.0 million from $1.7 million in the comparable period in 2000. Services revenue includes postcontract customer support ("PCS") agreements, expert consulting services, and training and support services not otherwise covered under maintenance agreements. Postcontract customer support includes telephone support, bug fixes, and rights to upgrades on a when-and-if available basis. Consulting services consist primarily of implementation services performed on a time and material basis for the installation of our software products, database trigger services which create a mechanism for importing data from a third party system and on-site training services. PCS revenue from the sale of the Asset Management product line grew 11% to $1.2 million for the three month period ended September 30, 2001 from $1.1 million in the comparable period in 2000. For the nine months ended September 30, 2001, Asset Management PCS revenue increased 25% to $3.5 million from $2.8 million in the comparable period in 2000. AM:PM and Arbiter PCS revenue was $475,000 and $447,000 in the third quarters of 2001 and 2000, respectively and $1.4 million and $1.5 million, respectively, for the nine month periods ended September 30, 2001 and 2000. As we have focused our efforts on the asset management market and away from automated software distribution and the traditional mainframe product lines, we expect this trend of declining AM:PM and Arbiter PCS revenue and maintenance renewals to continue. Our professional services revenue was $300,000 in the third quarter of 2001 compared to $87,000 in the third quarter of 2000. For the nine months ended September 30, 2001 and 2000, professional services revenue increased to $1.1 million from $814,000, respectively. The increase in 2001 in consulting services revenue is directly correlated to the increase in Asset Insight licenses and products sold during the past six months over the corresponding period in 2000. Historically, delivery of consulting services follows the sale of licenses and products by three to six months.

Cost of Revenue

Cost of licenses and products includes costs related to the distribution of licensed software products and the amortization of acquired software technology and capitalized software development costs. A significant component of cost of licenses and products is attributable to the amortization of acquired software technology and deferred development costs. Cost of licenses and products increased to $818,000 for the three month period ended September 30, 2001 from $456,000 in the comparable period in 2000. For the nine months ended September 30, 2001 and 2000, cost of licenses and products was $1.8 million and $1.4 million, respectively. These increases reflect the commencement in the third quarter of 2001 of the amortization of acquisition and related development costs associated with the purchase of the Wyzdom Solutions technology, which provided the technological foundation for Tangram's Enterprise Insight product. Amortization of software development costs, which includes amortization of acquired software technology, was $783,000 and $438,000 for the three month periods ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001 and 2000, amortization of software development costs was $1.7 million and $1.4 million, respectively. Cost of licenses and products as a percentage of licenses and products revenue increased to 47% for the three month period ending September 30, 2001, from 18% in the comparable period in 2000 due principally to the increase in amortization of software development costs in 2001 and higher licenses and products revenue in

2000. For the nine months ended September 30, 2001, cost of licenses and products as a percentage of licenses and products revenue were 38% compared to 32% for the same period of 2000.

Cost of services reflects the cost of the direct labor force, including the associated personnel, travel, subsistence, and occupancy costs incurred in connection with providing consulting and maintenance services. Cost of services in the three month period ended September 30, 2001 decreased to $441,000 from $507,000 in the comparable period in 2000. Cost of services for the nine months ended September 30, 2001 decreased to $1.3 million from $1.7 million for the comparable period in 2000. The overall decrease in 2001 in cost of services is primarily the result of lower utilization of outside consultants to deliver those services. We utilize both inside and outside consultants trained in the deployment of Asset Insight to deliver our implementation services. The outside consultants who are subcontractors generally cost significantly more than the consultants employed directly by us. The Company's gross profit can fluctuate based upon the mix of use of consultants who are subcontractors versus consultants employed directly by us. Cost of services as a percentage of services revenue in the third quarter of 2001 decreased to 22% from 31% for the same period of 2000 for the reason noted above. As a percentage of services revenue, cost of services for the nine months ended September 30, 2001 and 2000 was 21% and 33% for the respective periods.

Sales and Marketing

Sales and marketing expenses consist principally of salaries, commissions, and benefits for sales, marketing, and channel support personnel, and the costs associated with product promotions and related travel. Sales and marketing expenses decreased 15% to $1.5 million for the three month period ending September 30, 2001 from $1.8 million in the comparable period in 2000. For the nine months ending September 30, 2001 and 2000, sales and marketing expenses decreased 7% to $4.8 million from $5.1 million, respectively. Sales and marketing expenses decreased as a percentage of revenue in the third quarter of 2001 to 40% from 42% in the third quarter of 2000, principally resulting from lower absolute dollars spent in the third quarter of 2001 as the result of a restructured commission plan in 2001 for the sale force that weights compensation more heavily to the later months of the quota year. Sales and marketing expenses as a percentage of revenue for the nine months ended September 30, 2001 and 2000 was 45% and 54%, respectively, principally resulting from higher revenues realized in 2001 and the lower absolute dollars spent. Our products and services require a sophisticated selling effort targeted at several key people within a prospective customer's organization. This process requires the efforts of experienced sales personnel as well as specialized consulting professionals. In addition, the complexity of our products and issues associated with installing and maintaining them require highly-trained customer service and support personnel. We are in the process of expanding our direct sales force to complement our marketing arrangements with our channel partners and distributors. As we have only recently begun this expansion, our direct sales force has limited experience selling and delivering our phased asset management solutions. If we are unable to successfully train our direct sales force or hire these personnel in the future and train them in the use of our products, our business, operating results, and financial conditions could be harmed.

General and Administrative

General and administrative expenses consist principally of salaries and benefit costs for administrative personnel, general operating costs, legal, accounting, and other professional services. General and administrative expenses increased 37% for the three month period ended September 30, 2001 to $887,000 from $648,000 in the third quarter of 2000 reflecting the increase in cost, both personnel and amortization of intangibles, associated with the purchase of the Wyzdom technology. As a percentage of total revenue, general and administrative expenses increased to 23% in the third quarter of 2001 from 15% in the third quarter of 2000. For the nine months ended September 30, 2001, general and administrative expenses decreased 10% to $2.4 million from $2.6 million in 2000. For the nine months ended September 30, 2001, general and administrative expenses as percentage of total revenue was 22%, down from 27% in 2000. The overall decrease is attributable to the elimination of consultant fees and business costs incurred in 2000, spending that was associated with our strategic initiative to investigate, formalize and pursue a new business strategy. That initiative resulted in our October 2000 announcement that we were expanding and enhancing our flagship asset tracking solution, Asset Insight, to support full lifecycle asset management which led to our March 2001 purchase of the Wyzdom technology which provided the technological foundation for our asset management offering, Enterprise Insight.

Research and Development

Research and development expenses consist primarily of salaries and benefits for the software development and technical support staff and, to a lesser extent, costs associated with independent contractors. We capitalize certain software development costs incurred to develop new software or to enhance our existing software. Such capitalized costs are amortized on an individual product basis commencing when a product is generally available for release. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Gross expenditures for research and development for the three month period ended September 30, 2001 decreased 12% to $1.2 million from $1.4 million for the same period in 2000 reflecting an overall reduction in personnel related cost in 2001. As a percentage of revenue, gross research and development costs decreased to 32% for the third quarter of 2001 from 33% in the third quarter of 2000. We capitalized and deferred development costs of $465,000, or 38% of gross research and development costs, in the third quarter of 2001, a decrease from $513,000, or 37% of gross research and development costs during the same period of 2000. Net research and development expenses decreased to $748,000 in the third quarter of 2001 from $866,000 in the third quarter of 2000. Comparing the nine months ended September 30, 2001 and 2000,gross research and development decreased 2% to $3.9 million from $4.0 million, respectively. As a percentage of revenue, gross research and development costs decreased to 37% for the nine months ending September 30, 2001 from 42% for the same period in 2000. This percentage reduction is principally due to the higher revenues realized in 2001. Deferred development costs for the nine months ended September 30, 2001 were $1.7 million compared to $1.5 million for the nine months ended September 30, 2000. This reflects the significant investment we made in the first half of 2001 to the enhancement and release of Asset Insight version 4.0 and the development work on Enterprise Insight. Both Asset Insight version 4.0 and Enterprise Insight were generally available to our customer base in late July 2001. As a result of the higher deferral noted above, net research and development expenses decreased to $2.2 million for the nine months ended September 30, 2001 from $2.5 million for the nine months ended September 30, 2000. As a result of rapid technological change in the industry, our position in existing markets can be eroded rapidly by product advances. The life cycles of our products are difficult to estimate. Our growth and future financial performance depend in part upon our ability to improve existing products and develop and introduce new products that keep pace with technological advances, meet changing customer needs, and respond to competitive products. If we cannot compete effectively in our markets by offering products that are comparable in functionality, ease of use, and price to those of our competitors, our revenues will decrease, and our operating results will be adversely affected. Many of our current and potential competitors have substantially greater financial, technical, marketing, and other resources than we have. As a result, they may be able to devote greater resources than we can to the development, promotion, and sale of their products and may be able to respond more quickly to new or emerging technologies and changes in customer needs. As such, we will continue to commit substantial resources to research and development efforts in the future.

Provision for Income Taxes

There was no provision for income taxes for the three and nine month periods ended September 30, 2001 and 2000, respectively, due to the net losses incurred in 2001 and 2000. At December 31, 2000, the Company had net operating loss carry forwards of approximately $33.9 million, which are available to offset future federal taxable income and expire in various amounts from 2001 through 2020. The Internal Revenue Code of 1986, as amended (the "Code") contains provisions that limit the ability to utilize net operating loss carryforwards in the case of certain events, including significant changes in ownership interests. As there was a significant change in ownership interests (as defined in the Code) on June 29, 1989, the Company is limited in its ability to utilize approximately $18.0 million of its net operating loss carryforwards. The annual limitation for the utilization of these carryforwards is approximately $1.3 million, and any unused amount can be utilized in subsequent years within the carryforward period.

Net (Loss) Income

We have incurred substantial losses in recent years, and predicting our future operating results is difficult. If we continue to incur losses, if our revenues decline, or if our expenses increase without commensurate increases in revenues, our operating results will suffer and the price of our common stock may fall. For the three month period ended September 30, 2001, we recorded a net loss of $680,000, or $0.04 per share, compared to a net loss of $92,000, or $0.01 per share, in the comparable period in 2000. For the nine month period ended September 30, 2001, we recorded a net loss of $1.9 million, or $0.11 per share, compared to a net loss of $3.9 million, or $0.24 per share, in the comparable period in 2000. If our revenue does not grow or our revenue declines, our operating results could be seriously impaired because many of our expenses are fixed and cannot be easily or quickly changed.

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

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

The Company is required to adopt the provisions of SFAS No. 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, and SFAS No. 142 will become effective January 1, 2002. We are currently assessing the impacts of adoption of SFAS No. 141 and SFAS No. 142 on goodwill and other intangible assets and the respective impact on the results of operations, financial position and cash flows.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." We will adopt SFAS No. 144 in fiscal year 2002. We do not expect the provisions of SFAS No. 144 to have any significant impact on its financial condition or results of operations.

We do not expect the adoption of other recently issued accounting pronouncements to have a significant impact on our results of operations, financial position, or cash flows.

Liquidity and Capital Resources

As of September 30, 2001, we have $279,000 of cash on hand, $3.6 million in trade receivables, and $2.4 million of borrowing capacity on our line of credit with Safeguard. Terms of the line of credit require monthly interest payments at the prime rate plus 1%. Principal is due 13 months after date of demand by Safeguard or earlier in the case of a sale of substantially all of our assets, a business combination, or upon the closing of a sale of a debt or equity offering. As of November 13, 2001, borrowings under the line of credit with Safeguard were $625,000. Although, in the past we have funded our operations through borrowings and cash generated from operations, the recent trend of operating losses and reduced revenues may require us to seek other sources of capital.

For the nine month period ended September 30, 2001, the increase in revenues and decreased net loss have resulted in cash provided by operating activities of $1.7 million compared to cash used in operating activities of $1.7 million during the same period in 2000. Improved collections on our accounts receivable in 2001 has also contributed to the improved cash generated from operating activites.

Net cash used in investing activities for the nine month periods ended September 30, 2001 and 2000, amounted to $1.7 million and $1.6 million, respectively. Net cash used in investing activities reflects our continued and ongoing investment associated with our commitment to develop, enhance, and improve of our Asset Insight product line and the launch of Enterprise Insight line of products.

Net cash used in financing activities during the nine months ending September 30, 2001 was $300,000 compared to cash provided by financing activities of $3.1 million for the same period in 2000. Due to higher revenues, decreased net losses, and improved collection efforts in the first nine months of 2001, we were able to reduce our borrowings by $300,000 under the Safeguard line of credit to $625,000 at September 30, 2001 as compared to borrowings of $2.3 million required in the nine month period ended September 30, 2000. Additionally, in the first nine months of 2000, employees exercised approximately 483,300 stock options, generating $795,000 cash for the Company. In 2001, due to our current stock price level, there were no exercises of employee stock options.

On February 20, 2001, we issued 3,000 shares of Series F Convertible Preferred Stock ("Series F Shares") to Safeguard in exchange for $3 million of principal outstanding under our existing credit facility with Safeguard. Also on February 20, 2001, Safeguard reduced the maximum availability under the credit facility from $6 million to $3 million. The Series F Shares are entitled to a cumulative quarterly dividend, when and if declared by the Board, at a rate per share equal to 2% of the issuance price per quarter, approximately 150 basis points lower than borrowings under our existing credit facility with Safeguard. At September 30, 2001, dividends in arrears on the Series F Shares were $148,000.

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

As stated above, Safeguard has agreed to assist in funding our projected cash requirements by providing a $3 million line of credit, of which approximately $2.4 million is available for future borrowings as of November 13, 2001. Although operating activities may provide cash in certain periods, we anticipate that our operating and investing activities may use additional cash. Consequently, operations may require us to obtain additional equity or debt financing. However, we have no present understanding, commitment, or agreement with respect to any such transaction. Accordingly, there can be no assurance that we will have access to adequate debt or equity financing or that, if available, it will be under terms and conditions satisfactory to us or which may not be dilutive.

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

Our quarter-to-quarter revenues will depend on customer budgeting cycles. If customers change their budgeting cycles, or reduce their capital spending on technology, our revenues could decline. Many analysts predict substantially slower growth rates for, and potential reductions in, information technology capital investment in 2001 and potentially continuing in 2002 and 2003. Moreover, many software companies, including Tangram, have experienced increasing reluctance by customers to make substantial investments in new technologies. To the extent these projections prove accurate, we expect our quarterly revenues and operating results will be adversely affected. Most software companies, including Tangram, currently have very limited visibility with respect to their near term quarters and are having difficulty predicting their revenues and operating results during these periods.


The recent terrorist attacks in New York and Washington could have an adverse effect on our business, results of operations, and financial condition.

The September 11, 2001 terrorist attacks in New York City and Washington, D.C. could have an adverse effect on our revenues, results of operations, and financial condition. At the time of the attacks, capital investment by businesses, particularly capital investment in technology, had been experiencing substantial weakness. Economic and political uncertainty resulting from these attacks could result in further declines in new technology investments. Some analysts have predicted that revenues of application software companies could be particularly weak in the periods following the attacks. We do not know what effect these events, or any resulting military actions by the United States, could have on our business, revenues, or results of operations. If businesses decide to defer or cancel purchases of new software, our revenues will be adversely affected, which would have an adverse effect on our results of operations and could have an adverse effect on our financial condition.


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

Delays in customer orders could result in our revenues being substantially below the expectations of our investors. The sales cycle for our products typically takes six to nine months to complete, and we may experience delays that further extend this period. The length of the sales cycle may vary depending on factors over which we have little or no control, such as the size of the transaction, the internal activities of potential customers, and the level of competition that we encounter in selling the products. Our customers' planning and purchase decisions involve a significant commitment of resources and a lengthy evaluation and product qualification process. As a result, we may incur substantial sales and marketing expenses during a particular period in an effort to obtain orders.If we are unsuccessful in generating offsetting revenues during that period, our revenues and earnings could be substantially reduced, or we could experience a large loss. During the sales cycle, we typically provide a significant level of education to prospective customers regarding the use and benefits of our products. Any delay in the sales cycle of a large license or a number of smaller licenses could have an adverse effect on our operating results and financial condition.


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

Competitors vary in size and in the scope and breadth of software and services offered. There are many vendors in the infrastructure management market, which includes asset tracking and asset management. This has created confusion and overlap among vendors, such as Peregrine, MainControl, IntraWare, and Tally. Additionally, systems management suites provide auto-discovery features that overlap with our offerings. These vendors include Microsoft's SMS, Hewlett-Packard's OpenView, and Computer Associates' Unicenter. In the mid-sized asset tracking market, Asset Insight express competes with low-end discovery tools, such as Blue Ocean's TrackIT. We also face competition from numerous start-up and other entrepreneurial companies offering products that compete with the functionality offered by one or more of our asset management products and the internal information technology departments of those companies with asset management needs.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates. Such changes in interest rates impact interest cost on our interest rate sensitive liabilities. Interest rate sensitive liabilities are assumed to be those for which the stated interest rate is not contractually fixed for the next 12-month period. Thus, liabilities which have a market-based index, such as the prime rate, are rate sensitive. As of November 13, 2001, the only interest rate sensitive liability is the $3 million unsecured revolving line of credit with Safeguard. Assuming a hypothetical, immediate 100 basis point increase in the interest rate, our interest expense over the following 12-month period would be increased by approximately $18,000. The hypothetical model prepared by us assumes that the balance of interest rate sensitive liabilities fluctuates based on our anticipated borrowing levels over the next 12-month period. Thus, this model represents a static analysis, which cannot adequately portray how we would respond to significant changes in market conditions.

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

PART II - OTHER INFORMATION

Item 5.  Other Information

On October 5, 2001, we issued the press release attached hereto as Exhibit 99.1 and incorporated herein by reference, with respect to our revised financial outlook for the three month period ended September 30, 2001 and the remainder of 2001.

On October 31, 2001, we issued the press release attached hereto as Exhibit 99.2 and incorporated herein by reference, with respect to financial results for the three and nine month periods ended September 30, 2001.

Item 6.  Exhibits and Reports on Form 8-K

a)   Exhibits

          Exhibit
          Number           Exhibit Description
          -------          -------------------

          99.1*   Text of the Release issued by the Company on October 5, 2001.

          99.2*   Text of the Release issued by the Company on October 31, 2001.

           *      Filed herewith


b)    Reports on Form 8-K

            None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Tangram Enterprise Solutions, Inc.
                                      ---------------------------------



Date        November 13, 2001          /s/ John N. Nelli
            -----------------         -----------------------------------------
                                      John N. Nelli
                                      Senior Vice President and Chief Financial
                                        Officer
                                      (Principal Financial & Accounting Officer)

                                  EXHIBIT INDEX

      The following exhibits were filed with the Company's Current Report on Form 10-Q, dated September 30, 2001.

    Exhibit
    Number        Exhibit Description
    ------        -------------------

    99.1*         Text of the Release issued by the Company on October 5, 2001.

    99.2*         Text of the Release issued by the Company on October 31, 2001.

     *            Filed herewith