Form 10-Q/A
period 2001-06-30
TANGRAM ENTERPRISE SOLUTIONS INC
filed 2002-02-15
CIK 804121

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

For the quarterly period ended   June 30, 2001
                               -------------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
For the transition period from __________________  to __________________


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

                          Common Stock, $0.01 par value

                                (Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No __
                                              ---

     The number of outstanding shares of Common Stock, $0.01 par value per share, as of August 13, 2001 was 19,405,548.

EXPLANATORY NOTE

This amendment is being filed to reflect the restatement of the Company's unaudited financial statements, as discussed in Note 5 thereto, and other information related to such restated financial statements. Except for Items 1 and 2 of Part I, no other information included in the original report on Form 10-Q is amended by this Form 10-Q/A.

The Company capitalizes certain software development costs incurred to enhance the Company's existing software or to develop new software in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Subsequent to the issuance of its financial statements for the three and six month periods ended June 30, 2001, the Company determined that an error in the calculation of capitalized software development costs for the three month period ended June 30, 2001 had occurred. As a result of this error, $147,000 of capitalized software development costs should have been recognized as an expense when incurred.

As a result, the accompanying financial statements have been restated from the amounts previously reported. The restatement resulted in an additional $147,000 of operating expense for the three and six month periods ended June 30, 2001 and a reduction of $147,000 in the net deferred software costs balance as of June 30, 2001. The Company's cash flows were not affected. This amended filing reflects an increase of $0.01 in the net loss for the six months period ended June 30, 2001.

                       TANGRAM ENTERPRISE SOLUTIONS, INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

 Item 1 - Financial Statements:

     Balance Sheets - June 30, 2001 (Unaudited) and December 31, 2000 ............     4

     Statements of Operations - Three Months Ended ...............................

         June 30, 2001 and 2000 (Unaudited) ......................................     5

     Statements of Operations - Six Months Ended .................................

         June 30, 2001 and 2000 (Unaudited) ......................................     6

     Statements of Cash Flows - Six Months Ended .................................

         June 30, 2001 and 2000 (Unaudited) ......................................     7

     Notes to the Financial Statements ...........................................     8

 Item 2 - Management's Discussion and Analysis of Financial Condition
          and Results of Operations ..............................................    13

 Item 3 - Quantitative and Qualitative Disclosures About Market Risk .............    27


                                PART II. OTHER INFORMATION

 Item 2 - Changes in Securities and Use of Proceeds ..............................    28

 Item 4 - Submission of Matters to a Vote of Securities Holders ..................    28

 Item 5 - Other Information ......................................................    29

 Item 6 - Exhibits and Reports on Form 8-K .......................................    29

 Signatures ......................................................................    30

                       Tangram Enterprise Solutions, Inc.

                                 Balance Sheets
                      (in thousands, except share amounts)

                                                                                      June 30           December 31
                                                                                        2001               2000
                                                                                    As restated
                                                                                -----------------------------------------
 Assets                                                                             (unaudited)          (audited)
 Current assets:
    Cash and cash equivalents                                                         $     220          $     553
    Accounts receivable, net of allowance of $389 and $341
      in 2001 and 2000, respectively                                                      3,475              5,300
    Other                                                                                   430                402
                                                                                -----------------------------------------
 Total current assets                                                                     4,125              6,255

 Property and equipment:
    Computer equipment and software                                                         854                808
    Office equipment and furniture                                                          130                128
    Leasehold improvements                                                                  103                 93
                                                                                -----------------------------------------
                                                                                          1,087              1,029
    Less accumulated depreciation and amortization                                         (882)              (812)
                                                                                -----------------------------------------
 Total property and equipment                                                               205                217

 Other assets:
    Acquired software technology, net                                                     3,495                  -
    Deferred software costs, net                                                          3,467              3,309
    Cost in excess of net assets of business acquired, net                                1,789              2,163
    Other intangibles, net                                                                  318                  -
    Other                                                                                    96                102
                                                                                -----------------------------------------
 Total other assets                                                                       9,165              5,574
                                                                                -----------------------------------------
 Total assets                                                                         $  13,495          $  12,046
                                                                                =========================================

 Liabilities and shareholders' equity
 Current liabilities:
    Current portion of long-term debt - shareholders                                  $     252          $       -
    Accrued payable                                                                         401                521
    Accrued expenses                                                                      1,591              1,568
    Deferred revenue                                                                      3,998              3,669
                                                                                -----------------------------------------
 Total current liabilities                                                                6,242              5,758

 Long-term debt - shareholders (less unamortized discount of $240 in 2001 -
    effective rate of 9.5%)                                                               1,006              3,925

 Other liabilities                                                                          414                381

 Shareholders' equity:
    Convertible preferred stock - Series F, par value $0.01, 3,000 shares
      authorized, issued and outstanding                                                      -                  -
    Common stock, par value $0.01, authorized 48,000,000 shares, 19,405,548 and
      16,405,548 issued and outstanding in 2001 and 2000, respectively                      194                164
    Additional paid-in capital                                                           50,164             44,916
    Accumulated deficit                                                                 (44,525)           (43,098)
                                                                                -----------------------------------------
 Total shareholders' equity                                                               5,833              1,982
                                                                                -----------------------------------------
 Total liabilities and shareholders' equity                                           $  13,495          $  12,046
                                                                                =========================================

See accompanying notes.

                       Tangram Enterprise Solutions, Inc.

                            Statements of Operations
                    (in thousands, except per share amounts)

                                                                 Three months ended June 30
                                                                   2001            2000
                                                                As restated
                                                               ------------------------------
                                                                          (unaudited)
Revenue:
   Licenses and products                                         $  1,306       $     483
   Services                                                         2,014           1,699
                                                               ------------------------------
Total revenue                                                       3,320           2,182

Cost of revenue:
   Cost of licenses and products                                      473             473
   Cost of services                                                   450             625
                                                               ------------------------------
Total cost of revenue                                                 923           1,098
                                                               ------------------------------

Gross profit                                                        2,397           1,084

Operating expenses:
   Sales and marketing                                              1,644           1,759
   General and administrative                                         772             990
   Research and development                                           747             814
                                                               ------------------------------
Total operating expenses                                            3,163           3,563
                                                               ------------------------------

Loss from operations                                                 (766)         (2,479)

Other expense, net                                                     (5)            (25)
                                                               ------------------------------

Loss before income taxes                                             (771)         (2,504)
Provision for income taxes                                              -               -
                                                               ------------------------------

Net loss                                                         $   (771)      $  (2,504)
                                                               ==============================

Loss per common share:
   Basic and diluted                                             $  (0.04)      $   (0.15)
                                                               ==============================

Weighted average number of common shares outstanding:
   Basic and diluted                                               19,406          16,248
                                                               ==============================


See accompanying notes.

                       Tangram Enterprise Solutions, Inc.

                            Statements of Operations
                    (in thousands, except per share amounts)

                                                                       Six months ended June 30
                                                                        2001                2000
                                                                     As restated
                                                                ---------------------------------------
                                                                               unaudited)
Revenue:
   Licenses and products                                           $     2,928       $     1,878
   Services                                                              3,957             3,415
                                                                ---------------------------------------
Total revenue                                                            6,885             5,293

Cost of revenue:
   Cost of licenses and products                                           959               992
   Cost of services                                                        832             1,182
                                                                ---------------------------------------
Total cost of revenue                                                    1,791             2,174
                                                                ---------------------------------------

Gross profit                                                             5,094             3,119

Operating expenses:
   Sales and marketing                                                   3,258             3,344
   General and administrative                                            1,464             1,967
   Research and development                                              1,629             1,616
                                                                ---------------------------------------
Total operating expenses                                                 6,351             6,927
                                                                ---------------------------------------

Loss from operations                                                    (1,257)           (3,808)

Other expense, net                                                         (83)              (30)
                                                                ---------------------------------------

Loss before income taxes                                                (1,340)           (3,838)
Provision for income taxes                                                   -                 -
                                                                ---------------------------------------

Net loss                                                           $    (1,340)      $    (3,838)
                                                                =======================================

Loss per common share:
   Basic and diluted                                               $     (0.08)      $     (0.24)
                                                                =======================================

Weighted average number of common shares outstanding:
   Basic and diluted                                                    18,411            16,179
                                                                =======================================


See accompanying notes.

                       Tangram Enterprise Solutions, Inc.

                            Statements of Cash Flows
                                 (in thousands)

                                                                                  Six months ended June 30
                                                                                   2001               2000
                                                                               As restated
                                                                               -----------------------------
                                                                                          (unaudited)
Operating activities
   Net loss                                                                    $  (1,340)        $  (3,838)
   Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
       Depreciation                                                                   70                81
       Amortization                                                                1,390             1,326
       Other                                                                         335               214
   Cash provided by changes in working capital items:
       Accounts receivable and other current assets                                1,408             1,983
       Accounts payable                                                             (229)             (115)
       Accrued expenses                                                             (315)              235
       Deferred revenue                                                              309               (75)
                                                                               ---------------------------
Net cash provided by (used in) operating activities                                1,628              (189)

Investing activities
   Deferred software costs                                                        (1,075)             (988)
   Expenditures for property and equipment                                           (35)             (100)
   Cash received in connection with purchase of assets                                68                 -
   Increase in other assets                                                            6                 -
                                                                               ---------------------------
Net cash used in investing activities                                             (1,036)           (1,088)

Financing activities
   Net (repayments) borrowings on debt from shareholders                            (925)              502
   Proceeds from exercise of stock options                                             -               664
                                                                               ---------------------------
Net cash (used in) provided by financing activities                                 (925)            1,166
                                                                               ---------------------------

Net decrease in cash and cash equivalents                                           (333)             (111)
Cash and cash equivalents, beginning of period                                       553               445
                                                                               ---------------------------
Cash and cash equivalents, end of period                                       $     220         $     334
                                                                               ===========================

Supplemental disclosure of cash flows information
Cash paid during the period for interest                                       $      30         $     163
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

                                                             Three months ended June 30
                                         -----------------------------------------------------------------
                                                        2001                             2000
                                         -------------------------------   -------------------------------
                                            Earnings                         Earnings
                                             (Loss)     Shares    EPS         (Loss)     Shares    EPS
                                         -------------------------------   -------------------------------
    Basic EPS
    ---------
    Net loss                                $ (771)                          $(2,504)
    Less: Preferred stock dividend             (61)                                -
                                         -------------------------------   -------------------------------
    Income available to common
       shareholders                         $ (832)     19,406   $(0.04)     $(2,504)    16,248   $(0.15)
                                         ===============================   ===============================

                        Tangram Enterprise Solutions, Inc

                        Notes to the Financial Statements
                                   (Unaudited)

Earnings Per Share (continued)

                                                               Six months ended June 30
                                         -------------------------------------------------------------------
                                                       2001                                2000
                                         --------------------------------   --------------------------------
                                            Earnings                          Earnings
                                             (Loss)    Shares     EPS          (Loss)    Shares     EPS
                                         --------------------------------   --------------------------------
    Basic EPS
    ---------
    Net loss                              $ (1,340)                           $(3,838)
    Less: Preferred stock dividend             (87)                                 -
                                         --------------------------------   --------------------------------
    Income available to common
       shareholders                       $ (1,427)    18,411   $(0.08)       $(3,838)   16,179   $(0.24)
                                         ================================   ================================


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

Research and development costs are comprised of the following (in thousands):

                                                    Three months ended June 30   Six months ended June 30
                                                        2001          2000           2001        2000
                                                    --------------------------   ------------------------
  Research and development costs incurred            $  1,333      $  1,288       $  2,704    $   2,604
  Less - capitalized software development costs          (586)         (474)        (1,075)        (988)
                                                    --------------------------   ------------------------
  Research and development costs, net                $    747      $    814       $  1,629    $   1,616
                                                    ==========================   ========================

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

The following table presents the carrying amounts and fair values of the Company's debt instruments at June 30, 2001 and December 31, 2000:

     (in thousands)                                 June 30, 2001     December 31, 2000
     ------------------------------------------------------------------------------------
     Borrowings under revolving credit facility        $    -              $ 3,925
     Notes pavable due Axial (less unamortized
        discount of $240 - effective rate of 9.5%)       1,258                  -
                                                   ---------------  ---------------------
                                                         1,258               3,925
     Less current portion                                  252                  -
                                                   ---------------  ---------------------
     Long - term debt - shareholders                   $ 1,006             $ 3,925
                                                   ===============  =====================

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

                        Tangram Enterprise Solutions, Inc

                        Notes to the Financial Statements
                                   (Unaudited)

Note 5. Restatement

As described in Note 2, the Company capitalizes certain software development costs incurred to enhance the Company's existing software or to develop new software in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Subsequent to the issuance of its financial statements for the three and six month periods ended June 30, 2001, the Company determined that an error in the calculation of capitalized software development costs for the three month period ended June 30, 2001 had occurred. As a result of this error, $147,000 of capitalized software development costs should have been recognized as an expense when incurred.

As a result, the accompanying financial statements have been restated from the amounts previously reported. The restatement resulted in an additional $147,000 of operating expense for the three and six month periods ended June 30, 2001 and a reduction of $147,000 in the net deferred software costs balance as of June 30, 2001. The Company's cash flows were not affected. The restatement also resulted in an increase of $0.01 in the net loss for the six month period ended June 30, 2001. A summary of the significant effects of the restatement is as follows (in thousands, except per share data):

                                                  As previously
     As of June 30, 2001                            reported        As restated
                                                 ---------------   -------------
     Deferred software costs, net                  $   3,614        $   3,467
     Total other assets                                9,312            9,165
     Total assets                                     13,642           13,495

     Accumulated deficit                             (44,378)         (44,525)
     Total shareholders' equity                        5,980            5,833
     Total liabilities and shareholders' equity       13,642           13,495

     For the three months ended June 30, 2001

     Research and development expense                    600              747
     Total operating expense                           3,016            3,163
     Loss from operations                               (619)            (766)
     Loss before income taxes                           (624)            (771)
     Net Loss                                           (624)            (771)

     For the six months ended June 30, 2001

     Research and development expense                  1,482            1,629
     Total operating expense                           6,204            6,351
     Loss from operations                             (1,110)          (1,257)
     Loss before income taxes                         (1,193)          (1,340)
     Net Loss                                         (1,193)          (1,340)

     Basic and diluted loss per common share       $   (0.07)       $   (0.08)

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

Research and Development

Research and development expenses consist primarily of salaries and benefits for the software development and technical support staff and, to a lesser extent, costs associated with independent contractors. We capitalize certain software development costs incurred to develop new software or to enhance our existing software. Such capitalized costs are amortized on an individual product basis commencing when a product is generally available for release. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Gross expenditures for research and development remained constant for the periods ended June 30, 2001 and 2000 at $1.3 million. Comparing the six months ended June 30, 2001 and 2000, gross research and development increased 4% to $2.7 million from $2.6 million, respectively. As a percentage of revenue, gross research and development costs decreased to 40% for the second quarter of 2001 from 59% in the second quarter of 2000 and decreased to 39% for the six months ending June 30, 2001 from 49% for the same period in 2000. This percentage reduction is principally due to the higher revenues in 2001. We capitalized and deferred development costs of $586,000, or 44% of gross research and development costs, in the second quarter of 2001, an increase from $474,000, or 37% of gross research and development costs during the same period of 2000. Deferred development costs for the six months ended June 30, 2001 were $1.1 million compared to $988,000 for the six months ended June 30, 2000. This reflects the significant investment we made in the first half of 2001 to the enhancement and release of Asset Insight version 4.0 and the development work on Enterprise Insight. Both Asset Insight version 4.0 and Enterprise Insight were generally available to our customer base in August 2001. As a result of the higher deferral noted above, net research and development expenses decreased to $747,000 in the second quarter of 2001 from $814,000 in the second quarter of 2000 and remained relatively constant at $1.6 million for the six months ended June 30, 2001 and 2000. As a result of rapid technological change in the industry, our position in existing markets can be eroded rapidly by product advances. The life cycle of our products are difficult to estimate. Our growth and future financial performance depend in part upon our ability to improve existing products and develop and introduce new products that keep pace with technological advances, meet changing customer needs, and respond to competitive products. If we cannot compete effectively in our markets by offering products that are comparable in functionality, ease of use, and price to those of our competitors, our revenues will decrease, and our operating results will be adversely affected. Many of our current and potential competitors have substantially greater financial, technical, marketing, and other resources than we have. As a result, they may be able to devote greater resources than we can to the development, promotion, and sale of their products and may be able to respond more quickly to new or emerging technologies and changes in customer needs. As such, we will continue to commit substantial resources to research and development efforts in the future.

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

Net (Loss) Income

We have incurred substantial losses in recent years, and predicting our future operating results is difficult. If we continue to incur losses, if our revenues decline, or if our expenses increase without commensurate increases in revenues, our operating results will suffer and the price of our common stock may fall. For the three month period ended June 30, 2001, we recorded a net loss of $771,000, or $0.04 per share compared to a net loss of $2.5 million, or $0.15 per share, in the comparable period in 2000. For the six month period ended June 30, 2001, we recorded a net loss of $1.3 million, or $0.08 per share compared to a net loss of $3.8 million, or $0.24 per share, in the comparable period in 2000. If our revenue does not grow or our revenue declines, our operating results could be seriously impaired because many of our expenses are fixed and cannot be easily or quickly changed.

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

We will continue to incur significant operating expenses and capital expenditures as we seek to:

     . pursue strategic opportunities, including acquisitions, alliances and relationships with other companies;

     .    expand our worldwide sales and marketing operations; and

     . develop our software to address the e-infrastructure needs of new markets such as the Internet business market.

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

Our revenues or operating results in a given quarter could be substantially less than anticipated by our investors, which could result in a substantial decline in our stock price. In addition, quarter-to-quarter variations could create uncertainty about the direction or progress of our business, which could also result in a decline in the price of our common stock. Our revenues and operating results will vary from quarter-to-quarter for many reasons, many of which are beyond our control, including:

     .    dependence on a small number of large license transactions;

     . our partners are unsuccessful in selling our products or we are unsuccessful in adding new partners;

     .    the budgeting cycles and investment cycles of our customers;

     .    new products we announce or that our competitors announce;

     .    changes in our product mix;

     .    long sales cycle for our products; and

     .    market demand for our software.

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

Many of our transactions are sourced, developed, and closed through our strategic and distribution partners, including resellers and system integrators. If the number or size of these partner-influenced transactions were to decrease for any reason, our revenue growth and operating results could be materially and adversely affected. If our sales through these indirect channels, or to new distributors, resellers, or strategic partners, were to decrease in a given quarter, our total revenues and operating results could be harmed. Historically, sales through indirect channels, including distributors, third-party resellers, and system integrators, represent a significant percentage of our total sales. If sales through these channels were to decrease, we could experience a shortfall in our revenues. We have less ability to manage sales through indirect channels, relative to direct sales, and less visibility about our channel partners' success in selling our products. As a result, we could experience unforeseen variability in our revenues and operating results for a number of reasons, including the following:

     .    inability of our partners to sell our products;

     .    a decision by our partners to favor competing products; or

     . inability of our partners to manage the timing of their purchases from us against their sales to end-users, resulting in inventories of unsold licenses held by channel partners.

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

As part of our business strategy, we may find it desirable in the future to make acquisitions of, or significant investments in, businesses that offer complementary products, services and technologies. We may also make acquisitions of, or investments in, businesses that we believe could expand our distribution channels. If we identify an appropriate acquisition candidate, we may not be able to negotiate the terms of the acquisition successfully or finance the acquisition. If we consummate one or more significant acquisitions in which the consideration consists of stock or other securities, your ownership percentage in Tangram could be significantly diluted. In addition, we may be required to write-off or amortize significant amounts of goodwill and other intangible assets in connection with future acquisitions, which could materially impair our operating results and financial condition. Any future acquisition or substantial investment would present numerous risks. The following are examples of these risks:

     . difficulties in assimilating the technology, operations or personnel of the acquired businesses into ours;

     .    potential disruption of our ongoing business;

     . difficulty in realizing the potential financial or strategic benefits of the transaction;

     . problems in maintaining uniform standards, controls, procedures and policies;

     . impairment of our relationships with our employees and clients as a result of any integration of new businesses and management personnel; and

     .    the diversion of our management's attention.

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

In recent years, there has been significant litigation in the United States involving intellectual property rights, including rights of companies in the software industry. Intellectual property claims against us, and any resulting lawsuit, may result in our incurring significant expenses and could subject us to significant liability for damages and invalidate what we currently believe are our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and could divert management's time and attention. Any potential intellectual property litigation against us could also force us to do one or more of the following:

     . cease selling, incorporating or using products or services that incorporate the infringed intellectual property;

     . obtain from the holder of the infringed intellectual property a license to sell or use the relevant technology, which license may not be available on acceptable terms, if at all; or

     . redesign those products or services that incorporate the disputed technology, which could result in substantial unanticipated development expenses.

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

The trading price of our common stock has been and is likely to be highly volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

     .    actual or anticipated variations in our quarterly operating results;

     .    announcements of technological innovations;

     .    new products or services offered by us or our competitors;

     . conditions or trends in the software industry generally or specifically in the markets for asset management enterprise solutions;

     . changes in the economic performance and/or market valuations of our competitors and the software industry in general;

     . announcements by us or our competitors of significant contracts, changes in pricing policies, acquisitions, strategic partnerships, joint ventures or capital commitments;

     . adoption of industry standards and the inclusion of our technology in, or compatibility of our technology with, the standards;

     .    adverse or unfavorable publicity regarding us or our products;

     .    our loss of a major customer;

     .    additions or departures of key personnel;

     .    sales of our common stock in the public market; and

     .    other events or factors that may be beyond our control.

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

We are a Pennsylvania corporation. Certain provisions of Pennsylvania law and our articles of incorporation and bylaws could have the effect of making it more difficult for a third-party to acquire, or of discouraging a third-party from attempting to acquire, control of us. While these provisions may provide us with flexibility in managing our business, they could discourage or make a merger, tender offer or proxy contest more difficult, even though certain shareholders may wish to participate in the transaction. These provisions could also potentially adversely affect the market price of the common stock. These provisions include:

     . a provision allowing us to issue preferred stock with rights senior to those of the common stock without any further vote or action by the holders of common stock; and

     . the issuance of preferred stock could decrease the amount of earnings and assets available for distribution to the holders of common stock or could adversely affect the rights and powers, including voting rights, of the holders of the common stock. In certain circumstances, the issuance of preferred stock could have the effect of decreasing the market price of the common stock.

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

                       PROPOSAL I - ELECTION OF DIRECTORS

The following persons were elected to the Board of Directors to serve as directors until the next annual meeting of shareholders in 2002 and until their respective successors are duly elected and qualified. Each person received the number of votes set forth next to their names below:

                                       FOR         AGAINST      WITHHELD
                                       ---         -------      --------

          John F. Owens            20,372,984       25,658       2,555
          Norman L. Phelps         20,375,539       23,103           -
          Steven F. Kuekes         20,374,039       24,603       1,500
          Thomas R. Brown          20,374,508       24,134       1,031
          James A. Ounsworth       20,374,508       24,134       1,031
          Carl G. Sempier          20,367,984       30,658       7,555
          Carl Wilson              20,374,508       24,134       1,031
          Steven R. Zodtner        20,374,508       24,134       1,031

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

                                     Tangram Enterprise Solutions, Inc.
                                     ---------------------------------



Date  February 15, 2002              /s/ John N. Nelli
      -----------------              --------------------------------
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

    *               Exhibit previously filed on August 14, 2001