Form 10-K405
period 2001-12-31
TANGRAM ENTERPRISE SOLUTIONS INC
filed 2002-04-01
CIK 804121

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark one)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended     December 31, 2001

                      ------------------------------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
          For the transition period from__________________ to___________________

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

     The aggregate market value of shares of common stock held by non-affiliates on March 22, 2002 (as reported on The Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the symbol TESI) was approximately $3,923,014. For purposes of determining this amount only, Registrant has defined affiliates as including
(a) the executive officers named in Part I of this 10-K report, (b) all directors of Registrant, and (c) each shareholder that has informed Registrant by March 22, 2002 that it is the beneficial owner of 10% or more of the outstanding common stock of Registrant.

     As of March 22, 2002 there were 19,802,439 shares of the Company's common stock outstanding.

                       TANGRAM ENTERPRISE SOLUTIONS, INC.
                               INDEX TO FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                     PART I
                                                                            Page
                                                                            ----
Item 1        -    Business                                                   3

Item 2        -    Properties                                                19

Item 3        -    Legal Proceedings                                         19

Item 4        -    Submission of Matters to a Vote of Security Holders       19

                                     PART II

Item 5        -    Market For Registrant's Common Equity
                     and Related Stockholder Matters                         20

Item 6        -    Selected Financial Data                                   21

Item 7        -    Management's Discussion and Analysis of
                     Financial Condition and Results of Operations           22

Item 7A       -    Quantitative and Qualitative Disclosures About
                     Market Risk                                             31

Item 8        -    Financial Statements and Supplementary
                     Data                                                    31

Item 9        -    Changes in and Disagreements With Accountants
                     on Accounting and Financial Disclosure                  31

                                    PART III

Item 10       -    Directors and Executive Officers of the Registrant        32

Item 11       -    Executive Compensation                                    34

Item 12       -    Security Ownership of Certain Beneficial
                     Owners and Management                                   37

Item 13       -    Certain Relationships and Related Transactions            38

                                     PART IV

Item 14       -    Exhibits, Financial Statement Schedules, and Reports
                     on Form 8-K                                             39

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

BACKGROUND AND STRATEGY

     For more than 18 years, Tangram has been working closely with our customers to design and develop software that addresses the most demanding business requirements. During this time, we have obtained a keen understanding of the mission-critical issues our customers must grapple with each day, and we have proven that our solutions provide immediate benefits and offer long-term value.

     Since early 1996, we have focused our business on the asset tracking market and the sale of Asset Insight(R), our flagship asset tracking point solution. Designed for diverse business leaders, Asset Insight is a best-of-breed solution that automatically discovers the hardware, software, configuration, user, and location of each workstation, server, and network device in the enterprise. To date, hundreds of worldwide organizations have purchased Asset Insight to manage over two million workstations and servers. These organizations rely on Asset Insight's current and historical asset information to ensure information technology investments are in line with corporate initiatives, improve end-user support services, plan technology upgrades, and reduce the overall cost of asset ownership.

     To expand our offering into the larger asset management market, we announced a strategic move to become a leader in the asset management market in October 2000. This strategy builds upon our core Asset Insight tracking technology and expands us into a steadily growing, multi-billion dollar market space.

     In support of this business strategy, we purchased the technology of Wyzdom Solutions, Inc. ("Wyzdom") from Axial Technology Holding AG ("Axial") in March 2001 and released Enterprise Insight, a full lifecycle asset management offering, in July 2001. This lifecycle offering allows business leaders to manage their information technology assets from initial planning and procurement through final disposal -- ensuring information technology is maximized to cost-effectively support corporate objectives.

     Our strategy is to deliver phased asset management solutions that address our customers' most pressing business demands as they are ready to address them. Specifically, we work closely with our customers to understand their corporate mission, devise solutions that evolve with their business, and implement the solutions--one phase at a time. More importantly, after the implementation of each phase, we conduct customer "checkups" to validate the immediate and long-term benefits of our solution in the customers' enterprise. We believe this phased, customer-centric approach ensures that our solutions are aligned with our customers' business drivers as they evolve. Additionally, it allows us to optimize the results of each customer engagement, promote ongoing customer loyalty, and maximize shareholder value.

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

     Tangram's original software offerings, Arbiter(R) and AM:PM(R), are still in use today by organizations throughout the world, enabling them to perform electronic software distribution, automated data collection, and remote resource management on diverse enterprise systems. We are no longer actively marketing or selling the Arbiter, AM:PM, and traditional mainframe product lines, and as such, we anticipate that the trend of reduced Arbiter, AM:PM, and traditional mainframe product license and post-contract customer support revenue and maintenance renewals to continue.

     We continually evaluate our products and corporate strategy and have in the past and will in the future undertake organizational changes and product and marketing strategy modifications that are designed to maximize market penetration, optimize the use of limited resources, and develop new products and product channels. There can be no assurance that these efforts will be successful. Our failure to do so could have a material adverse effect on Tangram's business, operating results, and financial condition.

INDUSTRY BACKGROUND

     Information technology ("IT") has had a profound impact on corporate productivity and bottom line performance as technology has fueled everything from e-business to supply chain management to the management of customer relationships. In fact, the IT business unit is now recognized as a strategic business partner that is inextricably tied to corporate operations and execution of corporate business strategy.

     Increased economic pressures are driving companies to control IT costs and extend the productivity of their existing technology investments. In response, business leaders are turning their attention to IT asset management. Specifically, they are looking for innovative ways to maximize their return on technology investments, expand IT and employee productivity, and harness the costs associated with managing the lifecycle of distributed assets.

     Additionally, the events of September 11, 2001 have illuminated the importance of asset management for disaster recovery, security, and contingency planning initiatives. Organizations recognize that in the face of a disaster, business continuity is dependent upon the organization's ability to quickly rebuild computing systems and information. For this reason, IT asset management has become a mainstream and increasingly important corporate initiative.

     IT asset management is the process of controlling hardware and software assets throughout their lifecycle -- from procurement, through daily operations, through final disposal. While asset management is primarily a business practice, it is supported by repository technology that consolidates diverse financial, contractual, ownership, and physical asset data.

     For example, a central asset repository provides a single view of purchase requests, purchase orders, asset deliveries, software license agreements, leasing contracts, maintenance and warranty terms, asset costs, departmental and user data, physical attributes, vendor performance, depreciation schedules, and so on. By analyzing and reporting on the information in a central repository, organizations can determine everything they need to know about an asset -- how much did it cost, what hardware and software does it include, is the software licensed, who did we buy it from, who is using it, where is it physically located, which department code should the cost be assigned to, which vendor should be called when support is needed, when does the lease expire, when should the asset be retired, what are the depreciation rates, etc.

     There are numerous tactical and strategic benefits associated with the consolidation of this information. Organizations can better plan and budget for IT investments to meet corporate objectives, obtain volume discounts, streamline procurement processes, reassign assets no longer in use, ensure procured assets meet corporate standards, avoid costly software license violations, prevent unnecessary lease penalties and buyouts, improve support services, perform departmental chargebacks, efficiently retire and dispose of assets, avoid paying taxes and maintenance on disposed assets, prevent the proliferation of viruses, and develop business continuity plans -- all leading to reduced costs and improved effectiveness of IT investments.

     Given the span of benefits associated with asset management, industry analyst Gartner Dataquest predicts that the U.S. asset management market will grow at a compound annual growth rate of 20% reaching $4.8 billion by 2003 (including tools and services).

PRODUCTS AND SERVICES

     Tangram's family of solutions provides both mid sized and large companies with a full range of asset tracking and asset management capabilities. To support our phased solution strategy, each product component can be purchased separately, allowing customers to implement the functionality they require based on their unique business demands. To help customers leverage the extensive benefits of our solutions, we also offer a variety of deployment planning, strategic implementation, business process, and training services.

ASSET TRACKING PRODUCTS

     Asset Insight is an asset tracking solution designed for large organizations with diverse networks. On a scheduled basis, Asset Insight automatically discovers hardware, software, and configuration changes and associates this information with desktop users and departments across the enterprise. Asset data on workstations, servers, laptops, network systems, and handheld PDA (personal digital assistant) devices is automatically gathered and readily available from an easy-to-use, web-based reporting tool. With this accurate, historical information, decision makers can forward plan technology requirements, optimize end-user productivity, manage software license compliance, identify missing hardware components, enforce standards, and resolve workstation, server, and PDA problems quickly. Asset Insight employs an open data repository, using standard relational database technology that gives corporations access to their data and facilitates integration with third-party products.

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

     Asset Insight Usage Monitor automatically tracks software usuage on each device in the enterprise. Detailed information, such as application start and end times, as well as processing times, is automatically discovered and stored in the central repository. This information is vital to every license management initiative, allowing organizations to ensure sufficient license coverage, prevent unnecessary overbuys, and redeploy applications that are not in use.

     Asset Insight PDA Tracker discovers the user, components, and configuration of handheld systems. As PDAs typically house sensitive information, such as customer lists, and they are now an integral part of corporate productivity, organizations are under increased pressure to manage these devices as carefully as other systems in the enterprise. With Asset Insight's detailed information on each PDA, organizations can minimize their risk exposure when employees leave the company and improve support services throughout the lifecycle of the device.

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

     Asset Insight Suite Manager facilitates the evaluation, implementation, and management of enterprise systems management suites, such as Tivoli Enterprise, CA-Unicenter, and HP OpenView. Suite Manager enables organizations to compare suite solution requirements and compute the true cost of enterprise deployment, including the cost of upgrading the desktops and servers to meet each solution's prerequisites. It also provides planning and tracking tools to assist in the planning and management of an optimum rollout. Post-deployment, Suite Manager proactively monitors the enterprise, generating alerts on desktops and servers that have configuration conflicts with the suite.

ASSET MANAGEMENT PRODUCTS

     Enterprise Insight is a full lifecycle asset management solution that enables customers to manage the financial, physical, and contractual data associated with enterprise assets. This information is essential for making strategic decisions that leverage information technology assets, optimize the return on investment, maximize corporate productivity, and ensure assets are meeting corporate objectives. Enterprise Insight includes three modules that, in accordance with our phased asset management strategy, are marketed separately to meet the individual business demands of each customer.

     Asset Expert, the core Enterprise Insight module, allows customers to manage important service and contractual agreements related to enterprise assets. This includes software licenses, maintenance and warranty contracts, and financial data. With this information in a central database, customers can ensure all assets are properly covered under service agreements, dispatch the appropriate service provider when support is needed, avoid software license violations, assign costs to the appropriate business units, and reduce the overall costs associated with the management of enterprise assets.

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

     Purchasing Manager allows customers to automate the entire procurement process. Specifically, customers can request items from a catalog, automatically submit purchase requests for approval, generate purchase orders, record the receipt of assets, and validate invoices. The automated procurement process enables customers to avoid duplicate and disparate procurement efforts among their various departments, make effective IT planning and budgeting decisions, ensure procured assets meet corporate configuration standards, and verify that invoiced items match the initial request. This results in considerable time, resource, and overall cost savings.

ASSET INSIGHT SERVICES

     Tangram's Consulting Services Group offers a variety of expert services to adapt our solutions to each customer's unique enterprise and business requirement. We currently offer implementation, training, and several other expert services.

     Implementation Services include initial planning and resource allocation, pilot implementation, knowledge transfer, and enterprise-wide rollout support.

     Training Programs are provided to our customers and channel partners on the implementation, administration, and effective usage of our products in diverse customer environments.

     Additional Services are provided, allowing our Consulting Services Group to assist customers with the merger and acquisition process, the enforcement of enterprise standards, database performance, the implementation of product upgrades, and the development of best practices for their business.

ENTERPRISE INSIGHT SERVICES

     To ensure customers maximize their investment in our Enterprise Insight solution, we offer a variety of implementation and best practices services.

     Implementation Services allow Tangram consultants to walk customers through initial planning, process management, product deployment, support, and training of each Enterprise Insight module -- Asset Expert, Lease Manager, and Purchasing Manager.

     Asset Management Best Practices Analysis graphically captures the processes related to the customer's current asset lifecycle management infrastructure and allows us to recommend improved processes with demonstrated cost and resource savings.

     Asset Management Best Practices Implementation is the next step after the Best Practices Analysis, allowing us to guide our customers through the implementation of the processes that were recommended during the Analysis phase.

     Additional Services will continue to be offered to assist customers with specific business issues, such as lease management, license management, procurement processes, etc., allowing customers to maximize their lifecycle asset management initiatives.

PRODUCT DEVELOPMENT

     Project teams handle product development from requirements, specification, design, and implementation to product release. These project teams operate as autonomous units and include developers, product managers from marketing, quality control managers, and members of senior management. Each product and enhancement is submitted through a process that determines the marketability of the product, revenue potential, development requirements, and support requirements. Critical technical factors are also considered in determining the viability of a Tangram family product, such as scalability, level of automation, ease of use, support for multiple platforms, and open architecture.

     We have internally developed the majority of our products and associated documentation. We have acquired in the past, and we intend to continue to evaluate on an ongoing basis, the value of acquiring certain software technology from others and integrating those technologies into our product lines. In 2001, we expended $5.0 million for product development costs, compared with $5.4 million in 2000, and $5.7 million in 1999. In accordance with Statement of Financial Accounting Standards No. 86, the Company capitalizes certain development costs. During fiscal 2001, 2000, and 1999, we capitalized $1.8 million, $2.0 million, and $1.7 million respectively, or 37%, 37%, and 30%, respectively, of total product development costs. During 2001 and 1999 approximately $3.3 million and $3.8 million, respectively, of fully amortized software development costs were removed from intangible assets and accumulated amortization. In 2001, associated with the Wyzdom purchase, we expended $3.5 million for the acquisition of software technology. No material expenditures were made in fiscal 2000 and 1999 for the acquisition of software technology.

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

     Software products as complex as those that we offer, may contain errors that may be detected at any point in a product's lifecycle. In the past, we have discovered software errors in certain parts of our products and have experienced delays in shipment of products during the period required to correct these errors. There can be no assurance that, despite our testing, errors will not be found.

CUSTOMERS

     Our customer base is comprised of mid sized and large, Fortune 1000 enterprises and government agencies that are managing heterogeneous enterprises and mission-critical applications. Our customers are located primarily in North America and Europe and include companies in industrial, institutional, and governmental markets. We operate in a single industry and are engaged in the design and sale of a limited number of software products. No single customer accounted for more than 10% of total revenue in 2001, 2000, and 1999. Our principal financial instrument subject to potential concentration of credit risk are account receivables, which are unsecured. We perform ongoing credit evaluations of our customers' financial condition. We believe that the concentration of credit risk with respect to trade receivables is further mitigated as our customer base consists primarily of Fortune 1000 companies. We maintain reserves for credit losses and such losses historically have been within management estimates.

     In order to grow our business, increase our revenues, and improve our operating results, we believe we must continue to expand internationally. In 2001, we increased our direct sales presence in the United Kingdom and expanded our list of European distributors. If we expend substantial resources pursuing an international strategy and are not successful, our revenues will be less than our management's expectations, and our operating results will suffer. International expansion will require significant management attention and financial resources, and we may not be successful expanding our international operations. Additionally, we have limited experience in developing local language versions of our products or in marketing our products to international customers. We may not be able to successfully translate, market, sell, and deliver our products internationally. To date, the majority of our international revenue has been denominated in United States currency; therefore, we have not experienced any significant currency fluctuations or any other material adverse effects associated with doing business overseas. Even if we are successful in expanding our operations internationally, conducting business outside North America poses many risks that could adversely affect our operating results. In particular, we may be exposed to longer payment cycles, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements and tariffs, and fluctuating exchange rates. International revenue (including maintenance contracts) represented approximately 13%, 12%, and 5% of our total revenue in 2001, 2000, and 1999, respectively.

SALES AND MARKETING

SALES

     In the past, many of our transactions were sourced, developed, and closed through our strategic and distribution partners, including resellers and system integrators. Many of our channel partners experienced internal management and financial performance problems in 2000 that impacted their ability to resell our products. In response, we have shifted from an exclusively indirect sales channel to a predominantly direct sales organization. During 2001, we predominantly employed a direct sales channel in North America that focuses on developing new account opportunities and expanding opportunities within individual customer accounts. Our small direct telesales group continues to concentrate on increasing our penetration of the mid sized market. We continue to maintain a small indirect sales group that works closely with our major resellers to manage indirect channel activity. These channel partners resell our Asset Insight and Enterprise Insight solutions, while being allowed to sell other products that are complementary to, or compete with, those of Tangram. While we encourage our channel partners to focus on our products through marketing and support programs, there can be no assurance that these channel partners will not give greater priority to products of other suppliers, including competitors.

     We have expanded our European sales initiatives by establishing agreements with five distributors that are marketing our Asset Insight and Enterprise Insight solutions in the United Kingdom, Germany, Ireland, Scandinavia, Switzerland, Italy, Portugal, and Spain. We carefully select distributors that share our customer-centric philosophy and are committed to selling Tangram's solutions as their exclusive asset tracking and asset management offerings. We are currently evaluating expanding our distributor network to the English-speaking regions of the Pacific Rim, including Hong Kong, Singapore, and Australia.

     We are currently investing and intend to continue to invest significant resources in developing the direct sales organization in North America and our distributor channel in Europe. The sales organization continues to follow a sales process that shifts from a point solution to a business solution sale. Working closely with a prospective customer's cross-functional management team, our sales team explores business issues and develops phased asset management solutions to address these issues. Customers can then invest in our solutions one phase at a time -- as the customer's business is ready to adopt the solution. At the completion of each phase, we work with the customer to demonstrate the value that the customer is receiving and then define and finalize the agreement for the next phase of the engagement. Our products and services require a sophisticated selling effort targeted at several key people within a prospective customer's organization. This process requires the efforts of experienced sales personnel, as well as specialized consulting professionals. In addition, the complexity of our products, and issues associated with installing and maintaining them, require highly trained customer service and support personnel. Our direct sales force has limited experience selling and delivering our phased asset management solutions. If we are unable to successfully direct our sales force or hire these personnel in the future and train them in the use of our products, our business, operating results, and financial conditions could be harmed.

     A key part of Tangram's solution will be the continued delivery of expert asset management services. If we are unable to meet customers' service requests with internal resources (due to limited capacity or business expertise), we will partner with our resellers and other third-party service providers for additional support. There can be no assurance that we will be able to effectively maintain this new sales process. Our failure to implement solutions that address customers' requirements and provide timely and cost-effective customer support and service could have a material adverse effect on our business, operating results, and financial condition.

MARKETING

     During 2001, we focused our marketing efforts on launching our Enterprise Insight offering and Asset Insight enhancements, promoting our unique phased asset management approach, building the asset tracking market, and generating leads. We continue to leverage the position that Asset Insight has attained as the premier auto-discovery solution, which often serves as the core of any asset management initiative. We also continue to execute our market awareness programs, including speaking engagements, executive briefings, industry trade shows, and focused public relations efforts to generate leads and interest in our offerings. Our targeted marketing campaigns will continue to focus on Fortune 1000 and mid sized end users throughout North America and Europe. We are positioning our products as market-driven business solutions that help contain technology costs, reduce the risks associated with virus proliferation, support contingency planning, and improve overall corporate productivity. To ensure that the products reflect the changing market requirements, all of our product development efforts are integrated with marketing, our current customers, and other functions in a team approach.

     Customer requests for enhancements to current products and the development of new products play a significant role in the development of our product marketing strategy. In 2001, we launched an Executive Advisory Board, comprised of senior IT executives from selected customer organizations. Working with our senior management team, the Executive Advisory Board provided important feedback on Tangram's strategy, as well as possible future directions for our products and services. Tangram's senior management team also makes regular customer visits to gain customer insight and feedback. Additionally, we conduct periodic customer surveys to evaluate overall customer satisfaction, as well as future product needs.

COMPETITION

     There are many vendors in the infrastructure management market, which includes asset tracking and asset management. This has created confusion and overlap among vendors, such as Peregrine, MainControl, Intraware, and Tally. As a competitive differentiator, we are positioning our phased asset management solution as a unique offering that is tailored to customers' business environments. Our best-of-breed components are implemented one at a time in the order required by the customer. Our products give customers the benefits of a flexible, integrated software suite, where each component is capable of working either alone or in conjunction with other components. This enables an organization to determine its most critical asset management needs and implement a solution in accordance with the customer's individual time and budget constraints. At a later date, an organization may expand this solution by adding other asset management components or targeted groups of components as corporate needs change. Additionally, systems management suites provide auto-discovery features that overlap with our offerings. These vendors include Microsoft's SMS, Hewlett-Packard's OpenView, and Computer Associates' Unicenter. In the mid-sized asset tracking market, Asset Insight express competes with low-end discovery tools, such as Blue Ocean's TrackIT. We also face competition from numerous start-up and other entrepreneurial companies offering products that compete with the functionality offered by one or more of our asset management products.

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

     We believe that patent, trade secret, and copyright protection is less significant than factors, such as knowledge, customer relationships, experience of our personnel, new products, frequent product enhancements, name recognition, and ongoing, reliable product maintenance.

     Asset Insight, AM:PM, Arbiter, Tangram, and the Tangram puzzle are registered trademarks and Enterprise Insight is a trademark of Tangram Enterprise Solutions, Inc. Other products and brand names may be trademarks of their respective holders.

EMPLOYEES

     As of March 22, 2002, we employed 99 persons, including 43 in worldwide marketing, sales, and field operations; 41 in product development and technical support; and 15 in general and administrative. None of our employees is represented by a labor union, nor have we experienced any work stoppages. We believe that our relationship with our employee base is good.

     We believe that our future success will depend in large part on our ability to attract and retain additional highly skilled technical, sales, management, and marketing personnel. In addition, our growth and success depend to a significant extent on the continued service of our senior management and other key employees. Competition for highly skilled business, product development, technical, and other personnel is increasingly intense. Our employees currently receive salaries, incentive bonuses, other fringe benefits, and stock options. New government regulations, poor stock performance, or other factors could diminish the value of the option program to current and prospective employees and force us into more of a cash compensation model. Accordingly, we expect to experience increased compensation costs that may not be offset through either improved productivity or higher prices. Additionally, we have at times in the past experienced difficulty in recruiting qualified personnel. New employees generally require substantial training in the use and implementation of our products. There can be no assurances that we will be successful in continuously recruiting and training new personnel and in retaining existing personnel, and the failure to do so could have a material adverse effect on our business, operating results, and financial condition.

RISK FACTORS

     In addition to other information in this Annual Report on Form 10-K, the following risk factors should be carefully considered in evaluating Tangram and our business because such factors currently may have a significant impact on Tangram's business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this Form 10-K, and the risks discussed in Tangram's other SEC filings, actual results could differ materially from those projected in any forward-looking statements. Moreover, the risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business could be materially harmed. In that event, the trading price of our common stock could decline.

     We have a history of losses and negative cash flow from operations and cannot assure that we will be profitable in the future on an operating basis or otherwise.

     We have incurred substantial losses in recent years, and predicting our future operating results is difficult. If we continue to incur losses and consume cash, if our revenues decline, or if our expenses increase without commensurate increases in revenues, our operating results will suffer and the price of our common stock may fall. Although operating activities may provide cash in certain periods, we anticipate that our operating and investing activities may use additional cash. Consequently, operations may require us to obtain additional equity or debt financing. However, we have no present understanding, commitment, or agreement with respect to any such transaction. Accordingly, there can be no assurance that we will have access to adequate debt or equity financing or that, if available, it will be under terms and conditions satisfactory to us or which may not be dilutive.

     Our future operating expenses and capital expenditures will increase, which may harm our operating results.

     We will continue to incur significant operating expenses and capital expenditures as we seek to:

         .     expand our worldwide sales and marketing operations;

         . develop our software to address the e-infrastructure needs of new markets such as the Internet business market; and

         . pursue strategic opportunities, including acquisitions, alliances, and relationships with other companies.

     If these expenditures do not lead to improved results, we may not earn profits.

     Our revenues vary significantly from quarter to quarter for numerous reasons beyond our control. Quarter-to-quarter variations could result in a substantial decrease in our stock price if our revenues or operating results are less than the expectations of our investors.

     Our revenues or operating results in a given quarter could be substantially less than anticipated by our investors, which could result in a substantial decline in our stock price. In addition, quarter to quarter variations could create uncertainty about the direction or progress of our business, which could also result in a decline in the price of our common stock. Our revenues and operating results will vary from quarter-to-quarter for many reasons, many of which are beyond our control, including:

     .         dependence on a small number of large license transactions;

     .         the budgeting cycles and investment cycles of our customers;

     .         new products we announce or that our competitors announce;

     .         the long sales cycle for our products;

     . our partners are unsuccessful in selling our products or we are unsuccessful in adding new partners;

     .         changes in our product mix; and

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


     Historically, we have been dependent on closing large Asset Insight product sales in a given quarter. We expect our reliance on these large transactions to continue for the foreseeable future. If we are unable to complete a large license transaction by the end of a particular quarter, our revenues and operating results could be materially below the expectations of our investors, and our stock price could fall. In particular, our dependence on a few relatively large license transactions could have a material adverse effect on our quarterly revenues or revenue growth rates as prospects may reduce their capital investments in technology in response to slowing economic growth, budget constraints, or other factors.


     In addition, when negotiating large software licenses, many customers postpone their negotiations until quarter-end in an effort to improve their ability to obtain more favorable pricing terms. As a result, we recognize a substantial portion of our revenues in the last month or weeks of a quarter, and license revenues in a given quarter depend substantially on orders booked during the last month or weeks of a quarter.

     Maintenance renewals have accounted for a significant portion of our revenue; however, there can be no assurance that we will be able to sustain current renewal rates in the future.


     Cancellations of licenses, subscriptions, or maintenance contracts could reduce our revenues and harm our operating results. In particular, our maintenance contracts with customers terminate on an annual basis. Substantial cancellations of maintenance agreements, or a failure of a substantial number of customers to renew these contracts, would reduce our revenues and harm our operating results.


     Our revenue growth may be affected if our partners are unsuccessful in selling our products or if we are unsuccessful in adding new partners.

     Many of our transactions are sourced, developed, and closed through our strategic and distribution partners, including resellers and system integrators. If the number or size of these partner-influenced transactions were to decrease for any reason, our revenue growth and operating results could be materially and adversely affected. If our sales through these indirect channels, or to new distributors, resellers, or strategic partners, were to decrease in a given quarter, our total revenues and operating results could be harmed. Historically, sales through indirect channels, including distributors, third-party resellers, and system integrators represent a significant percentage of our total sales. If sales through these channels were to decrease, we could experience a shortfall in our revenues. We have less ability to manage sales through indirect channels, relative to direct sales, and less visibility into our channel partners' success in selling our products. As a result, we could experience unforeseen variability in our revenues and operating results for a number of reasons, including the following:

     .   the inability of our partners to sell our products;
     .   a decision by our partners to favor competing products; or
     . the inability of our partners to manage the timing of their purchases from us against their sales to end-users, resulting in inventories of unsold licenses held by channel partners.

     Many of our channel partners experienced internal management and financial performance problems that impacted their ability to resell our product. In response, we have shifted from an exclusively indirect sales channel to a predominantly direct sales organization.

     Our products and services require a sophisticated selling effort targeted at several key people within a prospective customer's organization. This process requires the efforts of experienced sales personnel, as well as specialized consulting professionals. In addition, the complexity of our products, and issues associated with installing and maintaining them, require highly-trained customer service and support personnel. We are in the process of transitioning and expanding our direct sales force to complement our marketing arrangements with our channel partners and distributors. As we have only recently begun this process, our direct sales force has limited experience selling and delivering our phased asset management solutions. If we are unable to successfully train our direct sales force or hire these personnel in the future and train them in the use of our products, our business, operating results, and financial conditions could be harmed.

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

     If we are unable to expand our distribution channels effectively, our business, revenues, and operating results could be harmed. In particular, we will need to expand our direct sales force and establish relationships with additional system integrators, resellers and other third-party channel partners who market and sell our products. If we cannot establish these relationships, or if our channel partners are unable to market our products effectively or provide cost-effective customer support and service, our business, revenues, and operating results will be harmed. Even where we are successful in establishing a new third-party relationship, our agreement with the third-party may not be exclusive. As a result, our partners may carry competing product lines.

     Our quarterly revenues and revenue growth rates are dependent on the budgeting cycles and investment cycles of our customers.

     Our quarter to-quarter revenues will depend on customer budgeting cycles. If customers change their budgeting cycles, or reduce their capital spending on technology, our revenues could decline. Many analysts predict that the substantial reduction in information technology capital investment that the industry experienced in 2001 could continue through 2002. Moreover, many software companies, including Tangram, have experienced increasing reluctance by customers to make substantial investments in new technologies. To the extent these projections prove accurate, we expect our quarterly revenues and operating results will be adversely affected. Most software companies, including Tangram, currently have very limited visibility with respect to their near term quarters and are having difficulty predicting their revenues and operating results during these periods.

     Seasonal trends in sales of our software products may result in periodic reductions in our revenues and impairment of our operating results.

     Seasonality in our business could result in our revenues in a given period being inconsistent. Seasonality could also result in quarter to quarter decreases in our revenues. In either of these events, seasonality could have an adverse impact on our results of operations. Historically, our revenues and operating results in our third and fourth quarters have tended to benefit, relative to our first and second quarters, from purchase decisions made by the large concentration of our customers with calendar year-end budgeting requirements. Our first and second quarters tend to be our weakest. Notwithstanding these seasonal factors, other factors, including those identified in this section, could still result in reduced revenues or operating results in our third and fourth quarters. Historical patterns may change over time, in particular as our international operations expand we may experience variability in demand associated with seasonal buying patterns in these foreign markets different from those in the United States.

     Our quarterly revenues and revenue growth rates could be affected by the new products that we announce or that our competitors announce.

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

     Changes in our revenue mix could adversely affect our operating results because some products and service offerings provide higher margins than others. For example, margins on software licenses tend to be higher than margins on maintenance and services. Additionally, we have utilized both inside and outside professional services consultants trained in the deployment of Asset Insight to deliver our implementation services. The outside consultants who are subcontractors generally cost significantly more than the consultants employed directly by us. Our gross profit can fluctuate based upon the mix of use of consultants who are subcontractors versus consultants employed directly by us.

     The long sales cycle for our products may cause substantial fluctuations in our revenues and operating results.

     Delays in customer orders could result in our revenues being substantially below the expectations of our investors. The sales cycle for our products typically takes six to nine months to complete, and we may experience delays that further extend this period. The length of the sales cycle may vary depending on factors over which we have little or no control, such as the size of the transaction, the internal activities of potential customers, and the level of competition that we encounter in selling the products. Our customers' planning and purchasing decisions involve a significant commitment of resources and a lengthy evaluation and product qualification process. As a result, we may incur substantial sales and marketing expenses during a particular period in an effort to obtain orders. If we are unsuccessful in generating offsetting revenues during that period, our revenues and earnings could be substantially reduced, or we could experience a large loss. During the sales cycle, we typically provide a significant level of education to prospective customers regarding the use and benefits of our products. Any delay in the sales cycle of a large license or a number of smaller licenses could have an adverse effect on our operating results and financial condition.

     If we are unable to expand our business internationally, our business, revenues, and operating results could be harmed.

     In order to grow our business, increase our revenues, and improve our operating results, we believe we must continue to expand internationally. We have expanded our European sales initiatives by establishing agreements with five distributors that are marketing our Asset Insight and Enterprise Insight solutions in the United Kingdom, Germany, Ireland, Scandinavia, Switzerland, Italy, Portugal, and Spain. We carefully select distributors that share our customer-centric philosophy and are committed to selling Tangram's solutions as their exclusive asset tracking and asset management offerings. We are currently evaluating expanding our distributor network to the English speaking regions of the Pacific Rim including Hong Kong, Singapore and Australia. If we expend substantial resources while pursuing an international strategy and we are not successful, our revenues will fall short of our expectations, and our operating results will suffer. International expansion will require significant management attention and financial resources, and we may not be successful in expanding our international operations. Additionally, we have limited experience in developing local language versions of our products or in marketing our products to international customers. We may not be able to successfully translate, market, sell, and deliver our products internationally.

     Conducting business internationally poses risks that could affect our financial results.

     Even if we are successful in expanding our operations internationally, conducting business outside North America poses many risks that could adversely affect our operating results. In particular, we may experience gains and losses resulting from fluctuations in currency exchange rates, for which hedging activities may not adequately protect us. To date, the majority of our international revenue has been denominated in United States currency; therefore, we have not experienced any significant currency fluctuations. However, future exchange rate risks can have an adverse effect on our ability to sell our products in foreign markets. Since we sell our products in U.S. dollars, our sales could be adversely affected by declines in foreign currencies relative to the dollar, thereby making our products more expensive in local currencies. If we are to sell our products in local currencies, we could be competitively unable to change our prices to reflect exchange rate changes. Additional risks we face in conducting business internationally include longer payment cycles, difficulties in staffing and managing international operations, problems in collecting accounts receivable, and the adverse effects of tariffs, duties, price controls, or other restrictions that impair trade.

     Our business and operating results will be harmed if we cannot compete effectively against other companies in our markets.

     The market for our products is intensely competitive and diverse, and the technologies for our products can change rapidly. New products are introduced frequently and existing products are continually enhanced. Historically, we have encountered competition from a number of sources, including system management and infrastructure management companies. By mid-1999, vendors of asset management software and infrastructure management offerings had enhanced their products to include functionality that was provided by asset tracking and low-end discovery tool software. Even though the asset tracking functionality provided as standard features of asset management and infrastructure management software is more limited than that of our Asset Insight products, there can be no assurance that a significant number of potential customers would not elect to accept such functionality in lieu of purchasing additional software. While we believe we maintain a strong competitive advantage in functionality and features, this emergence of asset management software and infrastructure management offerings is having the effect of extending our sales cycle, as well as creating pressure on us to reduce prices for our Asset Insight product line.

     Competitors vary in size and in the scope and breadth of software and services offered. There are many vendors in the infrastructure management market, which includes asset tracking and asset management. This has created confusion and overlap among vendors, such as Peregrine, MainControl, Intraware, and Tally. Additionally, systems management suites provide auto-discovery features that overlap with our offerings. These vendors include Microsoft's SMS, Hewlett-Packard's OpenView, and Computer Associates' Unicenter. In the mid sized asset tracking market, Asset Insight express competes with low-end discovery tools, such as Blue Ocean's TrackIT. We also face competition from numerous start-up and other entrepreneurial companies offering products that compete with the functionality offered by one or more of our asset management products and the internal information technology departments of those companies with asset management needs.

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

     Additional competition from new entrepreneurial companies or established companies entering our markets could have an adverse effect on our business, revenues, and operating results. In addition, alliances among companies that are not currently direct competitors could create new competitors with substantial market presence. Because few barriers to entry exist in the software industry, we anticipate additional competition from new and established companies, as well as business alliances. We expect that the software industry will continue to consolidate. In particular, we expect that large software companies will continue to acquire or establish alliances with our smaller competitors, thereby increasing the resources available to these competitors. These new competitors or alliances could rapidly gain significant market share at our expense.

     Our future revenues and operating results may be adversely affected if the software application market continues to evolve toward a subscription-based model, which may prove less profitable for us.

     We expect our revenue growth rates and operating results to be adversely affected as customers move to a subscription-based application service provider model. Historically, we have sold our asset management solutions on a perpetual license basis in exchange for an up-front license fee. Businesses are increasingly attempting to reduce their up-front capital expenditures by purchasing software applications under a hosted subscription service model. Under the hosted model, the customer subscribes to use an application from the software provider. The application is generally hosted on a server managed by the software provider or a third-party hosting service. Under the subscription revenue model, revenue is recognized ratably over the term of a subscription. As a result, our rate of revenue growth under a subscription model may be less than our historical rate under a license model. In addition, the price of our services will be fixed at the time of entering into the subscription agreement. If we are unable to adequately predict the costs associated with maintaining and servicing a customer's subscription, then the periodic expenses associated with a subscription may exceed the revenues we recognize for the subscription in the same period, which would adversely affect our operating results.

     If the asset management market evolves toward a subscription-based model and if an increasing number of our future customers demand a subscription-based solution, or if we are not successful in implementing a subscription revenue model, or if market analysts or investors do not believe that the model is attractive relative to our traditional license model, our business could be impaired, and our stock price could decline.

     If we do not respond adequately to our industry's evolving technology standards, or do not continually develop products that meet the complex and evolving needs of our customers, sales of our products may decrease.

     As a result of rapid technological change in our industry, our competitive position in existing markets, or in markets we may enter in the future, can be eroded rapidly by product advances and technological changes. As the market evolves and competitive pressures increase, we believe that we will need to further expand our product offerings and improve the integration between our asset tracking and asset management solutions. We may be unable to improve the performance and features of our products as necessary to respond to these developments. In addition, the lifecycles of our products are difficult to estimate. Our growth and future financial performance depend in part on our ability to improve existing products and develop and introduce new products that keep pace with technological advances, meet changing customer needs, and respond to competitive products. Our product development efforts will continue to require substantial investments. In addition, competitive or technological developments may require us to make substantial, unanticipated investments in new products and technologies, and we may not have sufficient resources to make these investments.

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

     Errors or other software bugs in our products could result in significant expenditures to correct the errors or bugs, could result in our inability to deliver product, and could result in product liability claims.

     Software products as complex as those we offer may contain errors that may be detected at any point in a product's lifecycle. We have experienced errors in the past that resulted in delays in product shipment and increased costs. There can be no assurance that, despite our testing, errors will not be found. If we were required to expend significant amounts to correct software bugs or errors, our revenues could be harmed as a result of an inability to deliver the product, and our operating results could be impaired as we incur additional costs without offsetting revenues. Such errors may result in loss of, or delay in, market acceptance and sales, diversion of development resources, injury to our reputation, or increased service and warranty costs, any of which could have a material adverse effect on our business, results of operations, and financial condition.

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

     If we are unable to integrate our business with the acquired Wyzdom Solutions assets, if we encounter unanticipated bugs or other technical problems, or if we are unable to succeed or capitalize upon the opportunities in the asset management market, we will incur substantial costs, which will increase our expenses and our losses, and we will fail to achieve the expected synergies of the acquisition. In addition, integration problems could divert management's attention from other business opportunities, which could result in slower revenue growth than anticipated or in declines in revenue. If we are unable to realize the strategic and financial benefits currently anticipated from the purchase of the lifecycle asset management software of Wyzdom Solutions, Inc., our shareholders will have experienced substantial dilution of their ownership interest without receiving any commensurate benefit.

     We may experience integration or other problems with future acquisitions, which could have an adverse effect on our business or results of operations. New acquisitions could dilute the interests of existing shareholders, and the announcement of new acquisitions could result in a decline in the price of our common stock.

     As part of our business strategy, we may find it desirable in the future to make acquisitions of, or significant investments in, businesses that offer complementary products, services and technologies. We may also make acquisitions of, or investments in, businesses that we believe could expand our distribution channels. If we identify an appropriate acquisition candidate, we may not be able to negotiate the terms of the acquisition successfully or finance the acquisition. If we consummate one or more significant acquisitions in which the consideration consists of stock or other securities, your ownership percentage in Tangram could be significantly diluted. In addition, we may be required to write off or amortize significant amounts of goodwill and other intangible assets in connection with future acquisitions, which could materially impair our operating results and financial condition. Any future acquisition or substantial investment would present numerous risks. The following are examples of these risks:

     . difficulties in assimilating the technology, operations, or personnel of the acquired businesses into ours;

     .   potential disruption of our ongoing business;

     . difficulty in realizing the potential financial or strategic benefits of the transaction;

     . problems in maintaining uniform standards, controls, procedures, and policies;

     . impairment of our relationships with our employees and clients as a result of any integration of new businesses and management personnel; and

     .   the diversion of our management's attention.

     If we cannot attract and retain qualified sales personnel, software developers, and customer service personnel, we will not be able to sell and support our products.

     Competition for qualified employees has been intense, particularly in the technology industry, and we have in the past experienced difficulty recruiting qualified employees. If we are not successful in attracting and retaining qualified sales personnel, software developers, and customer service personnel, our revenue growth rates could decrease, or our revenues could decline, and our operating results could be materially harmed. Our products and services require a sophisticated selling effort targeted at several key people within a prospective customer's organization. This process requires the efforts of experienced sales personnel, as well as specialized consulting professionals. In addition, the complexity of our products, and issues associated with installing and maintaining them, require highly-trained customer service and support personnel. We intend to hire a significant number of these personnel in the future and train them in the use of our products. We believe our success will depend in large part on our ability to attract and retain these key employees.

     Our business could be harmed if we lose the services of one or more members of our senior management team.

     The loss of the services of one or more of our executive officers or key employees, or the decision of one or more of these individuals to join a competitor, could adversely affect our business and harm our operating results and financial condition. Our success depends to a significant extent on the continued service of our senior management and other key sales, consulting, technical, and marketing personnel.

     We could be competitively disadvantaged if we are unable to protect our intellectual property.

     If we fail to adequately protect our proprietary rights, competitors could offer similar products relying on technologies we developed, potentially harming our competitive position and decreasing our revenues. We attempt to protect our intellectual property rights by limiting access to the distribution of our software, documentation, and other proprietary information and by relying on a combination of copyright, trademark, and trade secret laws. In addition, we enter into confidentiality agreements with our employees and certain customers, vendors, and strategic partners.

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

     In recent years, there has been significant litigation in the United States involving intellectual property rights, including rights of companies in the software industry. Intellectual property claims against us, and any resulting lawsuit, may result in our incurring significant expenses and could subject us to significant liability for damages and invalidate what we currently believe are our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and could divert management's time and attention. Any potential intellectual property litigation against us could also force us to do one or more of the following:

     . cease selling or using products or services that incorporate the infringed intellectual property;
     . obtain from the holder of the infringed intellectual property a license to sell or use the relevant technology, which license may not be available on acceptable terms, if at all; or
     . redesign those products or services that incorporate the disputed technology, which could result in substantial unanticipated development expenses.

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

     The trading price of our common stock has been and is likely to be highly volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

     .   actual or anticipated variations in our quarterly operating results;
     .   announcements of technological innovations;
     .   new products or services offered by us or our competitors;
     . conditions or trends in the software industry generally or specifically in the markets for asset management enterprise solutions;
     . changes in the economic performance and/or market valuations of our competitors and the software industry in general;
     . announcements by us or our competitors of significant contracts, changes in pricing policies, acquisitions, strategic partnerships, joint ventures, or capital commitments;
     . adoption of industry standards and the inclusion of our technology in, or compatibility of our technology with, the standards;
     .   adverse or unfavorable publicity regarding us or our products;
     .   our loss of a major customer;
     .   additions or departures of key personnel;
     .   sales of our common stock in the public market; and
     .   other events or factors that may be beyond our control.


     In addition, the markets for securities of technology and software companies have experienced extreme price and volume volatility and a significant cumulative decline in recent months. This volatility has affected many companies irrespective of, or disproportionately to, the operating performance of these companies. These industry factors can materially and adversely affect the market price of our common stock, regardless of our actual operating performance.

     We risk liability from potential product liability claims that our insurance may not cover which could materially adversely affect our business, financial condition, and results of operations.

     In testing, manufacturing, and marketing our products, we risk liability from the failure of the products to perform as we expect. Although we currently have product liability insurance and seek to obtain indemnification from licensees of the products, obtaining additional insurance or indemnification may be inadequate, unobtainable, or prohibitively expensive. We must renew our policies each year. We may not be able to renew our current policies or obtain additional insurance in the future on acceptable terms or at all. Our inability to obtain sufficient insurance coverage on reasonable terms, or otherwise protect ourselves against potential product liability claims in excess of our insurance, could materially adversely affect our business, financial condition, and results of operations.

     The Nasdaq Stock Market, Inc. may delist our common stock from The Nasdaq SmallCap Market if we fail to meet their continued listing requirements, including maintaining a $1.00 per share minimum bid price. The delisting of our common stock could materially adversely affect the market price and market liquidity of our common stock.

     Recently, we have had to prove to Nasdaq that we were in compliance with The Nasdaq SmallCap Market continued listing requirements, including maintaining a $1.00 minimum bid price. We currently believe we are in compliance with these continued listing requirements, but if we fail to meet Nasdaq's continued listing requirements in the future, we may be delisted from The Nasdaq SmallCap Market. If our common stock is delisted from The Nasdaq SmallCap Market, trading, if any, of our common stock would thereafter have to be conducted in the over-the-counter market. In such an event, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our common stock. In addition, if our common stock were to be delisted from trading on The Nasdaq SmallCap Market and the trading price of the common stock were to remain below $5.00 per share, trading in our common stock could also be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a "penny stock" (generally, any non-Nasdaq and non-national exchange equity security that has a market price of less than $5.00 per share, subject to certain exceptions). The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of our common stock and the ability of investors to trade our common stock. Many brokerage firms are reluctant to recommend lower price stocks for their clients, and the policies and practices of a number of brokerage houses tend to discourage individual brokers within those firms from dealing in lower price stocks. Also, the brokerage commission on the purchase or sale of a stock with a relatively low per share price generally tends to represent a higher percentage of the sales price than the brokerage commission charged on a stock with a relatively higher per share price, to the detriment of our shareholders and the market for our common stock.

     Certain provisions of Pennsylvania law and our articles of incorporation and bylaws could have the effect of making it more difficult for a third-party to acquire, or of discouraging a third-party from attempting to acquire, control of us.

     We are a Pennsylvania corporation. Certain provisions of Pennsylvania law and our articles of incorporation and bylaws could have the effect of making it more difficult for a third-party to acquire, or of discouraging a third-party from attempting to acquire, control of us. While these provisions may provide us with flexibility in managing our business, they could discourage or make a merger, tender offer, or proxy contest more difficult, even though certain shareholders may wish to participate in the transaction. These provisions could also potentially adversely affect the market price of the common stock. These provisions include:

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

     Control by Safeguard Scientifics, Inc.

     Safeguard Scientifics, Inc. ("Safeguard") beneficially owns approximately 55% of our outstanding common stock and 3,000 shares of the Series F Convertible Preferred Stock. The 3,000 shares of Series F Preferred Stock are convertible at any time at the option of the holder into 1,500,000 shares of common stock, subject to anti-dilution adjustments. Safeguard is entitled to one vote for each share of common stock into which the Series F Preferred Stock may be converted and may vote on all matters submitted to a vote of the holders of common stock. Therefore, Safeguard controls approximately 59% of the Company's outstanding voting shares.

     As a result, Safeguard has the ability to control the election of Tangram's Board of Directors and the outcome of all other matters submitted to our shareholders. In addition, Safeguard's influence may either deter any acquisition of Tangram or our ability to acquire another entity, and its significant ownership position reduces the public float for our common stock. Consequently, this influence and significant ownership could adversely affect the market price and liquidity of our common stock.

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
                  MATTERS

     (a) The Company's common stock is quoted on The Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the symbol "TESI." The following table sets forth the high and low sales prices of the Company's common stock from January 1, 2000 through December 31, 2001.

                                      2001                       2000
                              ---------------------      ----------------------
                                 High       Low              High        Low
                                 ----       ---              ----        ---
Fourth Quarter                 $1.08       $0.57              $1.38      $0.31
Third Quarter                  $1.15       $0.60              $2.44      $1.00
Second Quarter                 $1.55       $0.46              $9.31      $1.50
First Quarter                  $1.28       $0.38             $18.50      $7.25

     On March 22, 2002, the last reported sale price for the Common Stock on The Nasdaq SmallCap Market was $0.85 per share.

     (b) Holders. On March 22, 2002, we estimate that there were approximately 520 holders of record of Tangram Common Stock and a substantially greater number of beneficial owners.

     (c) Dividends. Holders of the common stock are entitled to receive such
         ---------
dividends as may be declared by the Company's Board of Directors. No dividends on the common stock have been paid by the Company. The Company intends to retain all future earnings for the expansion of its business and consequently does not presently intend to pay cash dividends on its common stock.

     On February 20, 2001, the Company issued 3,000 shares of Series F Convertible Preferred Stock ("Series F Shares") to Safeguard in exchange for $3.0 million of principal outstanding under its existing credit facility with Safeguard. Also on February 20, 2001, Safeguard reduced the maximum availability under the credit facility from $6.0 million to $3.0 million. Holders of the Series F Shares have a par value of $0.01 per share and the issuance price was $1,000 per share. The Series F Shares are entitled to certain preferences, limitations and special rights, including dividend rights, conversion rights, voting rights, anti-dilution rights, registration rights, and liquidation preferences. Holders of the Series F Shares are entitled to a cumulative quarterly dividend, when and if declared by the Board, at a rate per share equal to two percent (2%) per quarter of the issuance price. The 3,000 shares of Series F Shares are convertible at any time at the option of the holder into 1,500,000 shares of common stock, as adjusted pursuant to the terms of the Statement of Designations, Preferences and Rights of the Series F Convertible Preferred Stock. Commencing at any time on or after February 20, 2003, the Company may redeem all of the shares of the Series F Shares by paying in cash a sum equal to one hundred three percent (103%) of the initial purchase price per share plus all accrued but unpaid dividends. Holders of the Series F Shares are entitled to one vote for each share of common stock into which the Series F Shares may be converted and may vote on all matters submitted to a vote of the holders of common stock. Each share of Series F stock is entitled to a liquidation preference of $1,000 plus unpaid dividends. Liquidation on proceeds remaining after the satisfaction of such preference would be distributed ratably to the holders of common stock and the shares of common stock which the holders of the Series F Shares then have the right to acquire upon conversion of such shares. At December 31, 2001, dividends in arrears on the Series F Shares were approximately $210,500.

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

-----------------------------------------------------------------------------------------------------------------------------
                                                                       Year Ended December 31
                                             2001              2000             1999           1998               1997
                                             ----              ----             ----           ----               ----
Summary of Operations:                                        (In thousands, except per share data)

Revenue                                       $15,406        $13,984           $18,678         $20,678          $14,074

Net (loss) earnings                            (1,808)        (3,882)             (444)          1,116           (3,461)

(Loss) earnings per common share:

    Basic                                      (0.11)         (0.24)             (0.03)           0.07            (0.22)

    Diluted                                    (0.11)         (0.24)             (0.03)           0.06            (0.22)

Average common shares outstanding:

    Basic                                      18,912         16,269             15,799         15,747           15,631

    Diluted/(1)/                               18,912         16,269             15,799         17,265           15,631

                                                                           December 31

                                             2001             2000             1999           1998             1997
                                             ----             ----             ----           ----             ----

Financial Position:                                                       (In thousands)

Total assets                                 $13,429         $12,046           $12,388         $15,170          $12,961

Long-term debt, including current portion
                                               1,320           3,925             1,623           3,576            3,044

Shareholders' equity                           5,241           1,982             5,565           5,764            4,483
------------------------------------------------------------------------------------------------------------------------

/(1)/ Weighted average number of common shares outstanding on a diluted basis for the years 2001, 2000, 1999, and 1997 does not include common stock equivalents because the effect of inclusion of common stock equivalents would be to reduce the loss per common share.

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

OVERVIEW

     Tangram develops and markets lifecycle asset management software for large and midsize organizations across all industries, in both domestic and international markets. Our core business strategy and operating philosophy focus on delivering world-class customer care, providing phased asset management solutions that are tailored to our customers' evolving business needs, and maintaining a leading-edge technical position that results in long-term customer loyalty and sustained shareholder value. We are a partner company of Safeguard Scientifics, Inc. (NYSE:SFE) ("Safeguard"). Safeguard is a company focused on building and operating business and IT services, software, and technology product companies. Safeguard is the majority shareholder of the Company, holding approximately 59% of the Company's outstanding common shares (assuming the conversion of the Series F Convertible Preferred Stock).

     In 1996, we began focusing our business on the asset tracking market and the introduction and sale of our Asset Insight product. Asset Insight, an information technology asset tracking product, allows businesses to track changes in their information technology asset base (including hardware and software), forward plan technology requirements, optimize end-user productivity, and calculate the cost of software and hardware upgrades. In October 2000, we announced a strategic move to become a leader in the asset management market. This strategy allows us to build upon our core Asset Insight tracking technology and expertise and expand into a steadily growing, multi-billion dollar market. In support of this business strategy, we purchased the technology of Wyzdom Solutions, Inc. from Axial Technology Holding AG in March 2001, providing the technological foundation for Tangram's asset management offering, Enterprise Insight. This lifecycle offering, which has been rebranded as a member of the Tangram family of solutions, allows business leaders to manage their information technology assets from initial planning and procurement through final disposal--ensuring information technology assets are maximized to cost-effectively support corporate objectives. We continue to enhance our industry-leading asset tracking technology to ensure our customers can effectively manage new and emerging technologies, such as wireless and handheld personal digital assistant (PDA) devices. These asset tracking features remain the foundation of every asset management initiative. Additionally, in support of the commitment to make Asset Insight a fully web-enabled solution, all new features will be web-based, allowing our customers to access and analyze their diverse asset information directly from their web browsers. As part of our new lifecycle asset management offering, we are expanding our services offerings whereby we will work closely with our customers to prioritize their asset management requirements, pinpointing the necessary process and technology changes and executing a phased asset management implementation plan that delivers significant value during each step of the deployment. This tailored service will cover specific disciplines, such as (i) software license management; (ii) enterprise moves, adds and changes; (iii) lease management, and
(iv) procurement.

     Our financial results reflect our growing dependence on revenue generated by sales of Asset Insight and our move into the asset management market with the introduction of Enterprise Insight in July 2001. Our ability to achieve our planned business objectives involves many risks and uncertainties. Actual results may differ materially from those stated in any forward-looking statements based on a number of factors, including our ability to integrate our existing business and the Wyzdom assets as well as encountering any unanticipated software errors or other technical problems that may arise in the future that could impact market acceptance of Enterprise Insight. In addition, there can be no assurance that the anticipated benefits relating to our purchase of the Wyzdom lifecycle asset management technology will be realized and there can be no assurance that we will be able to succeed or capitalize upon the opportunities in the asset management market. Therefore, there can be no assurance that these efforts will be successful or delivered to the market on a timely basis.

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

     The license of our software generally requires us to engage in a sales cycle that typically takes approximately three to nine months to complete. The length of the sales cycle may vary depending on factors over which we have little or no control, such as the size of the transaction, the internal activities of potential customers, and the level of competition that we encounter in selling the products. As such, we have historically experienced a certain degree of variability in our quarterly revenue and earnings patterns. This variability, in addition to the foregoing reason, is typically driven by significant events that impact the recognition of licenses, product, and consulting services revenue. Examples of such events include: (i) the timing of major enterprise-wide sales of the Asset Insight and Enterprise Insight product;
(ii) "one-time" payments from existing customers for license expansion rights (required to install on a larger or an additional computer base); (iii) completion and customer acceptance of significant implementation rollouts and the related revenue recognition; (iv) budgeting cycles of our potential customers; (v) changes in the mix of software products and services sold; and
(vi) software defects and other product quality problems. Additionally, maintenance renewals have accounted for a significant portion of our revenue; however, there can be no assurance that we will be able to sustain current renewal rates in the future. Cancellations of licenses, subscriptions, or maintenance contracts could reduce our revenues and harm our operating results. In particular, our maintenance contracts with customers terminate on an annual basis. Substantial cancellations of maintenance agreements, or a substantial failure to renew these contracts, would reduce our revenues and harm our operating results.

Critical Accounting Policies

     The Securities and Exchange Commission (SEC) recently released Financial Reporting Release No. 60, which requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. In addition, Financial Reporting Release No. 61 was recently released by the SEC to require all companies to include a discussion to address, among other matters, liquidity, off-balance sheet arrangements and contractual obligations and commercial commitments. Our significant accounting policies and methods used in the preparation of the Financial Statements are discussed in
Note 1 of the Notes to Financial Statements. The following is a listing of our critical accounting policies and a brief discussion of each:

        o   Allowance for doubtful accounts
        o   Deferred software costs
        o   Recoverability of goodwill and other intangible assets
        o   Income taxes
        o   Revenue recognition

Allowance for Doubtful Accounts.

     Our allowance for doubtful accounts relate to customer accounts receivable. The allowance for doubtful accounts is an estimate prepared by management based on identification of the collectibility of specific accounts and the overall condition of the receivable portfolios. We specifically analyze customer receivables, as well as analyze historical bad debts, customer credits, customer concentrations, customer credit-worthiness, current economic trends, and changes in customer payment terms, when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of the our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Likewise, should we determine that we would be able to realize more of our receivables in the future than previously estimated, an adjustment to the allowance would increase income in the period such determination was made. The allowance for doubtful accounts is reviewed on a quarterly basis and adjustments are recorded as deemed necessary.

Deferred software costs

     We account for software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Costs associated with the planning and designing phase of software development, including coding and testing activities necessary to establish technological feasibility, are classified as product development and expensed as incurred. Once technological feasibility has been determined, additional costs incurred in development, including coding, testing, and product quality assurance, are capitalized. Such capitalized costs are amortized on a product-by-product basis over the estimated economic life of the software, not to exceed three years, using the straight-line method. Amortization commences when a product is available for general release to customers. The market for our products is intensely competitive and diverse, and the technologies for our products can change rapidly. New products are introduced frequently and existing products are continually enhanced. As a result, the life cycles of our products are difficult to estimate. We periodically assess the remaining economic life of the software whenever events or changes in circumstances indicate that the product life has been shortened. If we determine the remaining economic life of the software is too long, we will adjust the amortization prospectively to reflect the reduction in the remaining economic life of the software.

Recoverability of Goodwill and Other Intangible Assets

     We periodically assess the impairment of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that we consider important which could trigger an impairment review include significant underperformace relative to historical or expected future operating results, significant changes in the manner or use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends or a decline in our stock price for a sustained period.

     If we determine that the carrying value of identifiable goodwill and other intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we assess the recoverability of the intangibles by determining whether the carrying value of the goodwill and other intangible assets can be recovered through undiscounted future operating cash flows. The amount of goodwill and other intangible assets impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate commensurate with the risk inherent in our current business model. Net goodwill and other intangible assets amounted to approximately $8.0 million as of December 31, 2001.

     In 2002, SFAS No. 142, "Goodwill and Other Intangible Assets" became effective, and as a result, we will cease to amortize goodwill at January 1, 2002. In lieu of amortization, we are required to perform an initial impairment review of goodwill in 2002 and an annual impairment review thereafter. SFAS No. 142 will require us to test goodwill for impairment at a level referred to as a reporting unit. We operate in a single industry and are engaged in the design and sale of a limited number of software products. As such, we believe we meet the definition of a single reporting unit. SFAS No. 142 requires that if the fair value of the reporting unit is less than its carrying amount, the goodwill is considered potentially impaired and a loss is recognized if its carrying value exceeds its implied fair value. To determine fair value, we may use a number of valuation methods including quoted market prices, discounted cash flows and revenue multiples. However, SFAS No. 142 states that the fair value may exceed market capitalization due to factors such as control premiums and synergies. We are required to complete the initial impairment review during the first half of 2002. The required initial benchmark evaluation was performed as of January 1, 2002 resulting in no impairment in the value of the Company's goodwill. Application of the non-amortization provision of the standard is expected to result in an increase/decrease of net income/loss of approximately $748,000 in 2002.

Income Taxes

     We are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent that we believe recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance in a period, we must include an expense within the tax provision in the Statements of Operations. We have recorded a valuation allowance to reduce our deferred tax asset to an amount that is more likely than not to be realized in future years.

Revenue Recognition

     Our revenues are derived from product licensing and services. Services are comprised of maintenance, professional services, and training. License fees are generally due upon the granting of the license. We also provide ongoing maintenance services (postcontract customer support), which include technical support and product enhancements, for an annual fee based upon the current price of the product. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.

     Revenues from license agreements are recognized currently, provided that all of the following conditions are met: (i) a non cancelable license agreement has been signed; (ii) the product has been delivered; (iii) the fee is fixed or determinable; (iv) there are no material uncertainties regarding customer acceptance; (v) collection of the resulting receivable is deemed probable and the risk of concession is deemed remote; and (vi) no other significant vendor obligations related to the software exist. Generally, these criteria are met at the time of delivery. Provision is made at the time the related revenue is recognized for estimated product returns, which historically have been immaterial. We analyze historical returns, current economic trends, and changes in reseller and customer demands when evaluating the adequacy of provisions for sales returns. At the time of the transaction, we determine whether the fee is fixed and determinable based on the terms of the agreement associated with the transaction. If a significant portion of a fee is contingent on future events we will recognize revenue as the future events occur. The Company assesses collectibility based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. If we determine that collection of the fee is not reasonably assured, we will defer the revenue and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. For all sales, we generally use a binding purchase order or signed license agreement as evidence of an arrangement.

     Revenues from postcontract support services are recognized ratably over the term of the support period, generally one year. Maintenance revenues, when and if bundled, with license agreements are unbundled using vendor-specific objective evidence. Consulting revenues are primarily related to implementation services performed on a time and material basis under separate service agreements for the installation of our products. Revenues from consulting and training services are recognized as the respective services are performed.

RESULTS OF OPERATIONS

REVENUE

     Licenses and products revenue increased 8% in 2001 to $7.6 million from $7.1 million in 2000 and decreased 36% in 2000 to $7.1 million from $11.0 million in 1999. Licenses and products revenue include the sales of our Asset Management product line, which consist of Asset Insight and Enterprise Insight, and product upgrades and add-ons of AM:PM and our traditional mainframe product, Arbiter. Asset Insight licenses and products revenue contributed $6.4 million, or 84%, of total licenses and products revenue in 2001, $4.8 million, or 68% in 2000, and $9.5 million, or 86% in 1999. Revenue from Enterprise Insight, which was made generally available to our customers in July 2001, was $433,000, or 6% of total licenses and products revenue in 2001. Contributing to this growth in 2001 was the market acceptance of new Asset Insight product functionality features, specifically software monitoring, an increased attention on disaster recovery and security within the governmental sector, and the successful transition from an indirect domestic sales channel to a direct sales effort, which focuses on delivering a compelling value solution to the customer, a clearer understanding of the customers needs and the preservation and improvement in product margins. The decline in 2000 in Asset Insight product sales was due to increased competitive pressures from vendors of asset management software and infrastructure management offerings that had enhanced their products to include functionality that was provided by asset tracking and low-end discovery tool software, the continuation of Year 2000 (Y2K) budget freezes in the first six months of 2000, and disruption in the Company's indirect sales channels. Many of our channel partners experienced internal management and financial performance problems in late 1999 and early 2000 that impacted their ability to resell our products. In response, we have shifted from an exclusively indirect sales channel to a predominantly direct sales organization in 2001. Revenue from AM:PM and our traditional mainframe products decreased to $784,000 in 2001 from $2.3 million in 2000 and $1.5 million in 1999. As we have focused our efforts on our core asset management offerings and away from automated software distribution and the traditional mainframe product lines, we believe that this trend of declining AM:PM and Arbiter license revenue will continue.

     Services revenue increased 12% to $7.8 million in 2001 from $6.9 million in 2000, and $7.7 million in 1999. Services revenue includes postcontract customer support (PCS) agreements, expert asset management consulting services, and training and support services not otherwise covered under maintenance agreements. Postcontract customer support includes telephone support, bug fixes, and rights to upgrades on a when-and-if available basis. Consulting services consist primarily of implementation services performed on a time and material basis for the installation of the our software products, database trigger services which create a mechanism for importing data from a third party system and on-site training services. PCS revenue from the sale of the asset management product line increased 20% to $4.6 million in 2001 from $3.9 million in 2000, which followed an increase of 50% from $2.6 million in 1999. Enterprise Insight PCS revenue was $43,000 in 2001. AM:PM and Arbiter PCS revenue and maintenance decreased to $1.7 million in 2001 from $2.0 million in 2000, and $3.5 million in 1999. We expect the trend of declining AM:PM and Arbiter PCS revenue and maintenance renewals to continue. Our consulting services revenue increased 27% to $1.4 million in 2001 from $1.1 million in 2000 and decreased 33% to $1.1 million in 2000 from $1.7 million in 1999. The increase in 2001, and the decline in 2000 when compared to 1999 in consulting services revenue is directly correlated to the increase in 2001 and the decline in 2000 in Asset Insight licenses and products revenue discussed above. A key part of our strategy will be the continued delivery of expert asset management services. If we are unable to meet customers' service requests with internal resources (due to limited capacity or business expertise), we will endeavor to partner with our resellers and other third-party service providers for additional support. There can be no assurance that we will be able to effectively maintain this new sales process. Our failure to implement solutions that address customers' requirements and provide timely and cost-effective customer support and service could have a material adverse effect on our future business, operating results, and financial condition.

     In order to grow our business, increase our revenues, and improve our operating results, we believe we must continue to expand internationally. International revenue (including PCS contracts) represented approximately 13%, 12% and 5% of our total revenue in 2001, 2000, and 1999, respectively. We have expanded our European sales initiatives by establishing agreements with five distributors that are marketing our Asset Insight and Enterprise Insight solutions in the United Kingdom, Germany, Ireland, Scandinavia, Switzerland, Italy, Portugal, and Spain. We carefully select distributors that share our customer-centric philosophy and are committed to selling Tangram's solutions as their exclusive asset tracking and asset management offerings. We are currently evaluating expanding our distributor network to the English-speaking regions of the Pacific Rim, including Hong Kong, Singapore, and Australia. International expansion will require significant management attention and financial resources, and we may not be successful in expanding our international operations. We have limited experience in developing local language versions of our products or in marketing our products to international customers. To date, the majority of our international revenue has been denominated in United States currency. If future international sales are denominated in local currency, there is an additional risk associated with fluctuating exchange rates.

COST OF REVENUE

     Cost of licenses and products includes costs related to the distribution of licensed software products and the amortization of acquired software technology and capitalized software development costs. A significant component of cost of licenses and products is attributable to the amortization of acquired software technology and deferred development costs. Cost of licenses and products increased 33% in 2001 to $2.4 million from $1.8 million in 2000 after decreasing 39% from $2.9 million in 1999. These increases reflect the commencement in the third quarter of 2001 of the amortization of acquisition and related development costs associated with the purchase of the Wyzdom Solutions technology, which provided the technological foundation for Tangram's Enterprise Insight product. Amortization of software development costs for 2001, 2000 and 1999 was $2.3 million, $1.7 million and $2.2 million, respectively.

Amortization of software development costs in 1999 includes $410,000 related to accelerated amortization periods due to reduced expected useful lives of certain capitalized software costs recorded prior to 1999. Cost of licenses and products as a percentage of licenses and products revenue increased to 31% in 2001 from 25% in 2000 due principally to the increase in amortization of software development costs in 2001. Cost of licenses and products as a percentage of licenses and products revenue was 27% in 1999.

     Cost of services reflects the cost of the direct labor force, including the associated personnel, travel, and subsistence, and occupancy costs incurred in connection with providing consulting and maintenance services. Cost of services in 2001 decreased 17% to $1.8 million from $2.1 million in 2000 following a decrease of 5% from $2.2 million in 1999. The overall decrease in 2001 in cost of services is primarily the result of lower utilization of outside consultants to deliver those services. In 2000 and 1999, we utilized both inside and outside consultants trained in the deployment of Asset Insight to deliver our implementation services. The outside consultants who are subcontractors generally cost significantly more than the consultants employed directly by us. The Company's gross profit can fluctuate based upon the mix of use of consultants who are subcontractors versus consultants employed directly by us. Cost of services as a percentage of services revenue in 2001 decreased to 23% from 31% in 2000 after increasing from 29% in 1999 due to the reason noted above. The increase in 2000 reflects the lower overall service revenue recognized in 2000 when compared to 1999.

SALES AND MARKETING

     Sales and marketing expenses consist principally of salaries, commissions, and benefits for sales, marketing, and channel support personnel, and the costs associated with product promotions and related travel. Sales and marketing expenses decreased 8% to $6.5 million in 2001 from $7.0 million in 2000, principally resulting from a restructured tiered sales commission plan in 2001 that weights compensation more heavily to quota achievement. Sales and marketing expenses decreased as a percentage of revenue in 2001 to 42% from 50% in 2000 principally resulting from lower absolute dollars spent in 2001 and for the reason stated above. Sales and marketing expenses decreased 8% to $7.0 million in 2000 from $7.6 million in 1999. The reduction in 2000 is directly attributable to lower sales commission, marketing costs, and related sales travel as a result of the overall decline in sales revenue over that year when compared to the previous year. Sales and marketing expenses increased as a percentage of revenue in 2000 to 50% from 40% in 1999, principally resulting from the lower revenues realized in 2000. Our products and services require a sophisticated selling effort targeted at several key people within a prospective customer's organization. This process requires the efforts of experienced sales personnel as well as specialized consulting professionals. During 2001, we shifted from an exclusively indirect sales channel to a predominantly direct sales organization. As we have only recently begun this transition, our direct sales force has limited experience selling and delivering our phased asset management solutions.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses consist principally of salaries and benefit costs for administrative personnel, general operating costs, legal, accounting and other professional services. General and administrative expenses remained level at $3.3 million in 2001 and 2000. As a percentage of total revenue, general and administrative expenses decreased to 21% in 2001 from 24% in 2000. General and administrative expenses in 2001 reflect the increase in expenses, both personnel cost and amortization of intangibles, associated with the purchase of the Wyzdom technology. These increases are offset by the elimination of consultant fees and certain business costs incurred in 2000, spending that was associated with our strategic initiative to investigate, formalize, and pursue a new business strategy. That initiative resulted in our decision to develop a full lifecycle asset management offering, which led to our March 2001 purchase of the Wyzdom technology, which provided the technological foundation for our asset management offering, Enterprise Insight. General and administrative expenses increased 42% in 2000 to $3.3 million from $2.3 million in 1999. As a percentage of total revenue, general and administrative expenses further increased to 24% in 2000 from 13% in 1999. In May 1999, we reached an amicable resolution with a customer on a 1997 collection dispute that resulted in the recovery of $925,000 of an outstanding receivable, which is reflected in the 1999 statement of operations as a reduction to general and administrative expenses. Excluding this recovery, general and administrative expenses increased 2% in 2000 when compared to 1999.

RESEARCH AND DEVELOPMENT

     Research and development expenses consist primarily of salaries and benefits for the software development and technical support staff and, to a lesser extent, costs associated with independent contractors. We capitalize certain software development costs incurred to develop new software or to enhance our existing software. Such capitalized costs are amortized on an individual product basis commencing when a product is generally available for release. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Gross expenditures for research and development decreased 8% in 2001 to $5.0 million from $5.4 million in 2000 after decreasing 5% from $5.7 million in 1999. As a percentage of revenue, gross research and development costs decreased to 32% in 2001 from 39% in 2000 after increasing from 30% in 1999. The decrease in cost in 2001 and 2000 can be attributable to lower staffing levels and personnel related costs when compared to the respective previous year. We capitalized and deferred development costs of $1.8 million, or 37% of gross research and development costs, in 2001, a decrease from $2.0 million, or 37% of gross research and development costs during 2000, after increasing from $1.7 million, or 30% of gross research and development costs during 1999. Net research and development expenses decreased to $3.1 million in 2001 from $3.4 million in 2000 and after increasing from $4.0 million in 1999. During 2001 and 1999 approximately $3.3 million and $3.8 million, respectively, of fully amortized software development costs were removed from intangible assets and accumulated amortization. In 2001, associated with the Wyzdom purchase, we expended $3.5 million for the acquisition of software technology. No material expenditures were made in fiscal 2000 and 1999 for the acquisition of software technology. As a result of rapid technological change in the industry, our position in existing markets can be eroded rapidly by product advances. Our growth and future financial performance depend in part upon our ability to improve existing products and develop and introduce new products that keep pace with technological advances, meet changing customer needs, and respond to competitive products. As such, we will continue to commit substantial resources to research and development efforts in the future.

PROVISION FOR INCOME TAXES

     There was no provision for income taxes for the year 2001 and 2000 due to the net losses incurred. In 1999, we received an income tax benefit of $19,000. At December 31, 2001, the Company has net operating loss carryforwards of approximately $32.6 million, which are available to offset future federal taxable income and expire in various amounts from 2002 through 2020. The Internal Revenue Code of 1986, as amended (the "Code") contains provisions that limit the ability to utilize net operating loss carryforwards in the case of certain events, including significant changes in ownership interests (as defined in the Code) on June 29, 1989, the Company is limited in its ability to utilize approximately $18.0 million of its net operating loss carryforwards. The annual limitation for the utilization of these carryforwards is approximately $1.3 million, and any unused amount can be utilized in subsequent years within the carryforward period.

     At December 31, 2001, the Company had available approximately $16,000 of investment credit carryforwards, which expire in 2002.

NET LOSS

     We have incurred substantial losses in recent years, and predicting our future operating results is difficult. If we continue to incur losses, if our revenues decline, or if our expenses increase without commensurate increases in revenues, our operating results will suffer and the price of our common stock may fall. In 2001, we incurred a net loss of $1.8 million, or $0.11 per share, compared to a net loss of $3.9 million, or $0.24 per share, in 2000, and a net loss of $444,000, or $0.03 per share, in 1999. On an EBITDA performance measure, our performance improved in 2001 to a loss of $125,000, down from the loss of $3.0 million in 2000. In 1999, we realized positive EBITDA of $1.1 million. EBITDA is defined as earnings or loss before interest, taxes, depreciation, and amortization after adding back the cost of capitalized software development costs. If our revenue does not grow or our revenue declines, our operating results could be seriously impaired because many of our expenses are fixed and cannot be easily or quickly changed.

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

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was later amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133." SFAS No. 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statements of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. If the derivative is determined to be a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are offset against the change in fair value of the hedged assets, liabilities or firm commitments through the statements of operations or recognized in other comprehensive income until the hedged item is recognized in the statements of operations. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. We were required to adopt SFAS No. 133 as of January 1, 2001. The adoption of SFAS No. 133 did not have a significant impact on our results of operations, financial position, or cash flows.

     In December 1999, the Securities Exchange Commission ("SEC") staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," as amended by SAB No. 101A and SAB No. 101B, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 explains the SEC staff's general framework for revenue recognition, stating that certain criteria be met in order to recognize revenue. SAB No. 101 also addresses gross versus net revenue presentation and financial statement and Management's Discussion and Analysis disclosures related to revenue recognition. In response to SAB No. 101, the Company undertook a review of its revenue recognition practices and determined its method of accounting for revenue to be in accordance with the provisions of SAB No. 101.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

     The Company is required to adopt the provisions of SFAS No. 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, and SFAS No. 142 became effective January 1, 2002. The Company has always used the purchase method when accounting for past business combinations and thus no change in procedures is required going forward. Upon adoption of SFAS No. 142 an initial testing of impairment is required. The required initial benchmark evaluation was performed as of January 1, 2002 resulting in no impairment in the value of the Company's goodwill. Application of the non-amortization provision of the standard is expected to result in an increase of net income of approximately $748,000 in 2002.

     In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." We will adopt SFAS No. 144 in fiscal year 2002. We do not expect the provisions of SFAS No. 144 to have any significant impact on our financial condition or results of operations.

     We do not expect the adoption of other recently issued accounting pronouncements to have a significant impact on our results of operations, financial position, or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 30, 2001, we have $322,000 of cash on hand, $4.8 million in trade receivables, and $3.0 million of borrowing capacity on our line of credit with Safeguard. Terms of the line of credit require monthly interest payments at the prime rate plus 1%. Principal is due 13 months after date of demand by Safeguard or earlier in the case of a sale of substantially all of our assets, a business combination, or upon the closing of a sale of a debt or equity offering. As of March 22, 2002, there were no borrowings under the line of credit with Safeguard. In the past we have funded our operations through borrowings and cash generated from operations. However, the recent trend of operating losses and inconsistent revenue trends may require us to seek other sources of capital.

     For 2001, the increase in revenues and decreased net loss have resulted in cash provided by operating activities of $2.6 million compared to cash used in operating activities of $0.7 million during the 2000. Improved collections on our accounts receivable in 2001 have also contributed to the improved cash generated from operating activities.

     Net cash used in investing activities for 2001 and 2000, amounted to $1.9 million and $2.3 million, respectively, principally representing capitalized development costs. In accordance with SFAS No. 86, we capitalized and deferred development costs of $1.8 million, or 37% of gross research and development costs, in 2001, and $2.0 million, or 37% of gross research and development costs, in 2000. Net cash used in investing activities reflects our continued and ongoing investment associated with our commitment to develop, enhance, and improve our Asset Insight product line and the launch of Enterprise Insight line of products. Our business is not capital asset intensive, and capital expenditures in any year normally would not be significant in relation to our overall financial position. Generally, our capital expenditures relate to information technology hardware and software purchases. Capital expenditures were approximately $200,000 in 2001 as compared to approximately $100,000 in 2000. We currently expect our capital expenditure requirements in 2002 to be in a range between $200,000 to $400,000.

     Net cash used in financing activities in 2001 was $900,000 compared to cash provided by financing activities of $3.1 million in 2000. As the result of higher revenues, decreased net losses, and improved collection efforts in 2001, we were able to reduce our borrowings by $925,000 under the Safeguard line of credit as compared to borrowings of $2.3 million required in 2000. Additionally, in 2000, employees exercised approximately 483,300 stock options, generating $795,000 cash for the Company. In 2001, due to our current stock price level, there were no exercises of employee stock options.

     CONTRACTUAL OBLIGATIONS


     Our contractual obligations consist of noncancelable operating leases for facilities and equipment, debt financing, and cumulative dividend requirements on the Series F preferred stock. We lease our facilities, as well as sublease a part of a facility to an outside party, and certain equipment under several non-cancelable operating lease agreements that expire at various times through 2004. Certain of these leases contain fixed rental increases over the life of the respective lease. Net rental expense under these leases for the years ended December 31, 2001, 2000, and 1999 totaled approximately $1.3 million, $1.6 million, and $1.5 million, respectively.


     Future minimum lease payments under non-cancelable operating leases and subleases at December 31, 2001 are as follows (in thousands):

                                      Sublease              Net Rental
               Commitments            Rentals              Commitments
           -------------------    ------------------    ------------------
2002              $ 1,477              $     289               $ 1,188
2003                1,314                    298                 1,016
2004                  952                    229                   723
2005                    3                      -                     3
           -------------------    ------------------    ------------------
                  $ 3,746              $     816               $ 2,930
           ===================    ==================    ==================

     Pursuant to an Asset Purchase Agreement dated February 13, 2001, we issued 3,000,000 shares of our common stock and $1.5 million in non-interest bearing Promissory Notes ("Notes") to Axial Technology Holding AG ("Axial") for all rights of ownership to Axial's proprietary asset management technology. The Notes require the payment of $300,000, $500,000, and $700,000 on the first, second, and third anniversaries, respectively, of the Asset Purchase Agreement. With respect to the first note payment, we may elect to provide, in lieu of cash, a number of shares of common stock, equivalent in aggregate value to the amount of such cash payment, the value of each such share to be deemed equal to 80% of the average Nasdaq closing price during the 20 trading days immediately prior to the relevant note payment date. On January 28, 2002, our Board approved the issuance of 381,098 shares of our common stock in lieu of the first note payment due on March 1, 2002.

     We may continue to make other investments in complementary products, technologies, or companies. We may not realize the anticipated benefits of any other acquisition or investment. If we make another acquisition, it may be necessary to integrate products of these companies with our technology, and it is uncertain whether we may accomplish this easily or at all. These integration difficulties could disrupt our ongoing business, distract management and employees, or increase expenses. Acquisitions are inherently risky, and we may also face unexpected costs, which may adversely affect operating results in any quarter.

     On February 20, 2001, we issued 3,000 shares of Series F Convertible Preferred Stock ("Series F Shares") to Safeguard in exchange for $3.0 million of principal outstanding under our existing credit facility with Safeguard. Also on February 20, 2001, Safeguard reduced the maximum availability under the credit facility from $6 million to $3 million. The Series F Shares are entitled to a cumulative quarterly dividend, when and if declared by the Board, at a rate per share equal to 2% of the issuance price per quarter. At December 30, 2001, dividends in arrears on the Series F Shares were approximately $210,500.

     As stated above, Safeguard has agreed to assist in funding our projected cash requirements by providing a $3.0 million line of credit, of which there are no borrowings as of March 22, 2002. Although operating activities may provide cash in certain periods, we anticipate that our operating and investing activities may use additional cash. Consequently, operations may require us to obtain additional equity or debt financing. However, we have no present understanding, commitment, or agreement with respect to any such transaction. Accordingly, there can be no assurance that we will have access to adequate debt or equity financing or that, if available, it will be under terms and conditions satisfactory to us or which may not be dilutive.

RECENT DEVELOPMENTS

     On June 19, 2001, we announced a voluntary stock option exchange program for our eligible employees (excluding executive officers and members of our Board of Directors). Under the exchange program, our employees were given the opportunity, subject to certain conditions, to elect to cancel certain outstanding stock options with an exercise price higher than $2.00 per share held by them under our 1988 Stock Option Plan and our 1997 Equity Compensation Plan, in exchange for an equal number of replacement options to be granted at a future date under our 1997 Equity Compensation Plan, at least six months and a day from the cancellation date (we refer to this date as the replacement option grant date). The elections by eligible employees to cancel options were effective as of July 30, 2001. The exchange program resulted in the voluntary cancellation of 217,657 stock options with varying exercise prices in exchange for the same number of replacement options granted on February 4, 2002. The exercise price of each new option was equal the last reported sale price of our common stock on the replacement option grant date. Twenty-five percent of the new options vest immediately and 25% will vest on each of the first, second, and third anniversaries of the replacement option grant date. The exchange program is not expected to result in any additional compensation charges or variable plan accounting. Members of the Company's Board of Directors and its officers and senior executives were not eligible to participate in this exchange program.

ITEM  7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are exposed to market risk from changes in interest rates. Such changes in interest rates impact interest cost on our interest rate sensitive liabilities. Interest rate sensitive liabilities are assumed to be those for which the stated interest rate is not contractually fixed for the next 12-month period. Thus, liabilities that have a market-based index, such as the prime rate, are rate sensitive. As of March 22, 2002, the only interest rate sensitive liability is the $3.0 million unsecured revolving line of credit with Safeguard. Assuming a hypothetical, immediate 100 basis point increase in the interest rate, our interest expense over the following 12-month period would be increased by approximately $13,000. The hypothetical model prepared by us assumes that the balance of interest rate sensitive liabilities fluctuates based on our anticipated borrowing levels over the next 12-month period. Thus, this model represents a static analysis, which cannot adequately portray how we would respond to significant changes in market conditions. Furthermore, the analysis does not necessarily reflect our expectations regarding the movement of interest rates in the near term, including the likelihood of an immediate 100 basis point change in the interest rates nor the actual effect on interest cost if such a rate change were to occur. We have not historically used financial instruments to hedge interest rate exposure, do not use financial instruments for trading purposes, and are not a party to any leveraged derivatives.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM  10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Executive officers and directors of the Company, their ages, and their positions for the last five years are as follows:

Name                                        Age             Position with the Company
----                                        ---             -------------------------
Norman L. Phelps                            64              President and Chief Executive Officer, Director
Ronald R. Nabors                            55              Senior Vice President, Worldwide Sales and Customer Care
John N. Nelli                               45              Senior Vice President and Chief Financial Officer
Steven F. Kuekes                            43              Senior Vice President and Chief Technology Officer,
                                                              Director
John F. Owens                               61              Chairman of the Board and Director
Thomas R. Brown                             55              Director
James A. Ounsworth                          59              Director
Carl G. Sempier                             70              Director
Carl Wilson                                 55              Director
Jonathan Costello                           30              Director

================================================================================
Norman L. Phelps                                             Director since 2000

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

================================================================================
Ronald R. Nabors

     Mr. Nabors has served as our senior vice president, worldwide sales and customer care since August, 2000. Prior to joining us, Mr. Nabors served as vice president of sales for the Bell & Howell Mail and Messaging Technology Company, a subsidiary of Bell & Howell based in Research Triangle Park, North Carolina.

================================================================================
John N. Nelli

     Mr. Nelli has served as our senior vice president and chief financial officer since February 1997. Before joining us, Mr. Nelli held various positions at Konover Property Trust, Inc. (formerly FAC Realty, Inc.), a publicly traded real estate investment trust, from February 1995 to January 1997, including chief financial officer, senior vice president - finance, chief accounting officer, and treasurer. Mr. Nelli is a certified public accountant.

================================================================================
Steven F. Kuekes                                             Director since 1993

     Mr. Kuekes has served as our senior vice president and chief technology officer since October 1993.

================================================================================

================================================================================
John F. Owens                                                Director since 1992

     Mr. Owens has served as chairman of our board since December 1999. Mr. Owens is president of Solo Systems, Inc., a management consulting firm, and president of Implementation and Consulting Services, Inc., a systems software services company.

================================================================================
Thomas R. Brown                                              Director since 2001

     Mr. Brown has served as chairman and chief executive officer of the Axial Finance group of companies since its formation in 1987. Axial is an international set of companies focused on financing in the high-tech sector in Europe and Southern Africa.

================================================================================
James A. Ounsworth                                           Director since 1999

     Mr. Ounsworth is currently engaged in consulting work. From November 1995 to December 2000, Mr. Ounsworth was a senior vice president of Safeguard Scientifics, Inc. Safeguard is a company focused on building and operating business and IT services, software, and technology product companies. Mr. Ounsworth is a director of Owosso Corporation, a company that designs, manufactures, and markets engineered components products.

================================================================================
Carl G. Sempier                                              Director since 1992

     Mr. Sempier has been associated with Safeguard Scientifics, Inc. since 1990 and currently serves as vice chairman of Safeguard International Group, Inc. Safeguard is a company focused on building and operating business and IT services, software, and technology product companies. Mr. Sempier also serves as managing director of Ditec AG Germany, an information technology services company. He is also a director of Neoware Systems Inc., a provider of software, services, and solutions to enable an Internet-based computing architecture targeted at business customers.

================================================================================
Carl Wilson                                                  Director since 1995

     Mr. Wilson has served as executive vice president and chief information officer of Marriott International, an international hospitality company, since April 1997. Prior to that, Mr. Wilson served as vice president-information resources of Georgia-Pacific Corporation, a diversified forest products company, from December 1992 to March 1997.

================================================================================
Jonathan Costello                                            Director since 2001

     Mr. Costello has served as a vice president of Safeguard Scientifics, Inc. since January 2000 after joining Safeguard in August 1999. Safeguard is a company focused on building and operating business and IT services, software, and technology product companies. Prior to that, Mr. Costello had been managing director and chief financial officer of Allied Resource Corporation, a Safeguard partner company that invests in and operates businesses that are commercializing novel processing technologies.

================================================================================

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors, officers, and persons who own more than 10% of a registered class of our equity securities file reports of ownership and changes in ownership of such securities with the SEC and Nasdaq. Directors, officers, and greater than 10% beneficial owners are required by applicable regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of the forms and information furnished to us, we believe that during the 2001 fiscal year, all filing requirements applicable to our directors, officers, and greater than 10% beneficial owners were satisfied.

ITEM  11. EXECUTIVE COMPENSATION

     The following table provides summary information concerning the compensation earned by our chief executive officer and other executive officers employed by us during the fiscal years ended December 31, 2001, 2000, and 1999.

                           SUMMARY COMPENSATION TABLE

----------------------------------------------------------------------------------------------------------------------------
                                                                                           Long-Term
                                                                                         Compensation
                                                Annual Compensation                          Awards
                                      -------------------------------------------------------------------
                                                                      Other Annual         Securities         All Other
Name and Principal                                                    Compensation         Underlying       Compensation
    Position                    Year     Salary ($)     Bonus ($)       ($)/(3)/          Options/SARS (#)     ($)/(4)/
----------------------------------------------------------------------------------------------------------------------------
Norman L. Phelps,               2001  $  250,000       $  42,500           --                40,000           $  7,795
President and Chief
Executive Officer/(1)/          2000     250,000          45,000           --                  --                7,230

                                1999     --                   --           --               100,000                --
----------------------------------------------------------------------------------------------------------------------------
Ronald R. Nabors,               2001  $  239,303       $   5,000           --                  --             $  6,221
Senior Vice President of
Worldwide Sales and             2000      80,238              --           --                75,000                288
Customer Care/(2)/
----------------------------------------------------------------------------------------------------------------------------
John N. Nelli,                  2001  $  170,000       $  22,500           --                25,000           $  5,712
Senior Vice President and
Chief Financial Officer         2000     170,000          47,667           --                50,000              5,575

                                1999     160,000          21,333           --                  --                  405
----------------------------------------------------------------------------------------------------------------------------
Steven F. Kuekes,               2001  $  160,000       $  14,000           --                  --             $  6,144
Senior Vice President and
Chief Technology Officer        2000     160,000          14,000           --                  --                7,448

                                1999     150,000          17,500           --                  --               29,543
----------------------------------------------------------------------------------------------------------------------------

     Notes to Annual Compensation Table:

/(1)/ Mr. Phelps joined us as president and chief executive officer on December 31, 1999.
/(2)/ Mr. Nabors joined us as senior vice president of worldwide sales and customer care on August 8, 2000.
/(3)/ Personal benefits do not exceed $50,000 or 10% of the total annual salary and bonus for any executive.
/(4)/  For 2001, all other compensation includes the following:

                         Other             Company Match         Life Insurance
        Name          Compensation   Defined Contribution Plan    Premiums Paid
        ----          ------------   -------------------------    -------------
Norman L. Phelps          $   0              $ 5,250                $ 2,545
Ronald R. Nabors              0                5,250                    971
John N. Nelli                 0                5,250                    462
Steven F. Kuekes              0                5,220                    924

     The following table relates to options to acquire Tangram common stock, unless otherwise noted in the footnotes.

           STOCK OPTION GRANTS DURING THE YEAR ENDED DECEMBER 31, 2001


---------------------------------------------------------------------------------------------------------------------
                                                                                          Potential Realizable
                                                                                                 Value
                                                                                         At Assumed Annual Rates
                                                                                              Of Stock Price
                                                                                               Appreciation
                                  Individual Grants                                        For Option Term/(1)/
---------------------------------------------------------------------------------------------------------------------
                                            % of Total
                            Number of         Options/
                           Securities          SARS
                           Underlying       Granted To     Exercise
                            Options/         Employees        Or
                              SARs           In Fiscal     Base Price     Expiration
         Name            Granted (#)/(2)/      Year       ($/Sh)/(3)/         Date          5% ($)         10% ($)
---------------------------------------------------------------------------------------------------------------------
Norman L. Phelps             40,000            23.5%           $0.44        1/02/11        $ 11,200       $ 28,000
---------------------------------------------------------------------------------------------------------------------
Ronald R. Nabors               --                --             --             --              --             --
---------------------------------------------------------------------------------------------------------------------
John N. Nelli                25,000            14.7%           $0.69        2/07/11          10,750         27,500
---------------------------------------------------------------------------------------------------------------------
Steven F. Kuekes               --                --             --             --              --             --
---------------------------------------------------------------------------------------------------------------------



/(1)/ These values assume that the shares appreciate at the compounded annual rate shown from the grant date until the end of the option term. These values are not estimates of future stock price growth of Tangram. Executives will not benefit unless the common stock price increases above the stock option exercise price. The assumed annual rates of appreciation of 5% and 10% would result in the price of the Company's stock increasing to $0.72 and $1.14, respectively, with respect to Mr. Phelps' option grant and $1.12 and $1.79, respectively, with respect to Mr. Nelli's option grant.

/(2)/ All options are to acquire common stock and have a term of 10 years. The options vest 25% on the first, second, third, and fourth anniversaries of the date of grant. Options continue to vest and remain exercisable so long as Messrs. Phelps and Nelli are employed by us. The option exercise price may be paid in cash, by delivery of previously acquired shares (under certain conditions), or same-day sales (that is, cashless exercises). The compensation committee has the authority to modify the terms of outstanding options, including acceleration of the exercise date.

/(3)/ All options have an exercise price equal to the fair market value of the shares subject to each option on the grant date.

       The following table sets forth information about option exercises by each of the officers named in the annual compensation table.

          2001 STOCK OPTION EXERCISES AND YEAR-END STOCK OPTION VALUES

                                                         Number Of Securities          Value Of Unexercised
                        Shares                          Underlying Unexercised             In-The-Money
                       Acquired                             Options/SARs                  Options/SARs
                          On             Value          At Fiscal Year-End (#)      At Fiscal Year-End ($)/(1)/
      Name             Exercise (#)    Realized ($)    Exercisable  Unexercisable   Exercisable  Unexercisable
----------------------------------------------------------------------------------------------------------------
Norman L. Phelps          --           $  --              50,000       90,000       $       --   $    18,500
----------------------------------------------------------------------------------------------------------------
Ronald R. Nabors          --              --              37,500       37,500               --            --
----------------------------------------------------------------------------------------------------------------
John N. Nelli             --              --             112,500       62,500               --         5,313
----------------------------------------------------------------------------------------------------------------
Steven F. Kuekes          --              --             360,000          --                --            --
----------------------------------------------------------------------------------------------------------------

/(1)/ Value is calculated using the difference between the option exercise price and the year-end stock price, multiplied by the number of shares subject to an option. The year-end stock price used was $0.90 for each share of our common stock.

EMPLOYMENT CONTRACTS, SEVERANCE, AND CHANGE-IN-CONTROL ARRANGEMENTS

     We have entered into severance agreements with Messrs. Phelps and Nelli that provide for their employment as executive officers until their employment relationships are terminated under certain conditions. As part of their agreements, if employment is terminated without cause, or if we demote either Messrs. Phelps or Nelli or reduce their salaries or benefits below their current levels, each executive officer will be entitled to continuation of their salary and welfare benefits for up to one year. Messrs. Phelps and Nelli have agreed not to compete with Tangram for one year after their voluntary termination of employment, and if their employment is terminated for any reason other than due cause, for the same period of time for which they receive compensation. Under certain conditions, in the event of a change in control, Messrs. Phelps or Nelli may voluntarily choose to leave Tangramwithin 12 months following a change in control event and be entitled to receive, in lump sum payment, all payments due to them as if they were terminated without cause. Additionally, all unvested stock options held by Messrs. Phelps or Nelli to purchase shares of Tangram will be vested.

     We have entered into a change in control agreement with Mr. Nabors that provides him protection under certain conditions in the event of a change in control. Within 12 months following a change in control event, if Mr. Nabors' employment is terminated without cause, or if his base salary is reduced by more than 30% of his then current level, Mr. Nabors may voluntarily chose to leave Tangram and be entitled to continuation of his salary and welfare benefits for up to one year. Additionally, all unvested stock options held by Mr. Nabors to purchase shares of Tangram will be vested.

     In October 1993, we entered into a severance and non-competition agreement with Mr. Kuekes that provided for continued health and dental benefits for up to one year and severance payments equal to one year of his base salary upon termination of his employment for any reason other than cause or voluntary termination. We may, at our discretion, provide these benefits upon termination for cause or voluntary termination. Mr. Kuekes has agreed to refrain from competing for one year after termination during which time severance payments and health benefits would continue to be paid.

COMPENSATION OF DIRECTORS

     The board of directors held six meetings in 2001. Each of the directors attended at least 75% of the aggregate of the total number of meetings held by the board and all committees of the board on which he served during the period in which he served as a director with the exception that Mr. Ounsworth attended four of the board meetings held, and Mr. Sempier missed the only meeting of the compensation committee held after his election to that committee.

     Directors who are employees of Tangram, Safeguard, or Axial receive no compensation other than their normal salary for serving on the board or its committees. Directors who are not employees of Tangram, Safeguard or Axial receive:

     .     $1,000 for each board meeting attended,
     .     $500 for each committee meeting attended,
     .     $500 for each telephonic meeting attended, and
     .     reimbursement of out-of-pocket expenses.

STOCK OPTIONS

     Directors who are not employees of Tangram, Safeguard, or Axial are eligible to receive stock option grants at the discretion of the compensation committee. Directors' initial option grants generally have a 10 year term and vest 25% on the first, second, third, and fourth anniversaries of the date of grant. Annual performance-based grants vest 25% immediately and 25% on the first, second, and third anniversaries of the date of grant. The exercise price is equal to the fair market value of a share of Tangram's common stock on the grant date.

     In August 2001, Messrs. Owens, Sempier, and Wilson received grants to purchase 20,000 shares at an exercise price of $0.92 per share.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The compensation committee currently consists of Messrs. Wilson, Costello, Owens, and Sempier. None of our executive officers served as a member of the compensation committee (or other board committee performing similar functions or, in the absence of any such committee, the entire board of directors) of another corporation, one of whose executive officers served on our compensation committee. None of our executive officers served as a director of another corporation, one of whose executive officers served on our compensation committee. None of our executive officers served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another corporation, one of whose executive officers served on our board.

ITEM  12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of our common stock as of February 28, 2002 by:

     . each person (or group of affiliated persons) who is known by us to own more than five percent of the outstanding shares of our common stock;
     . each of our directors and our executive officers named in the summary compensation table; and
     .     all of our executive officers and directors as a group.

     Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise noted, we believe that all persons named in the table have sole voting and sole investment power with respect to all shares beneficially owned by them. All figures include shares of our common stock issuable upon exercise of options exercisable within 60 days of February 28, 2002. These options are deemed to be outstanding and to be beneficially owned by the person holding them for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

          STOCK OWNERSHIP OF DIRECTORS, EXECUTIVE OFFICERS, AND GREATER
                  THAN 5% SHAREHOLDERS AS OF FEBRUARY 28, 2002

                                               Shares                Options            Shares Beneficially
                                            Beneficially           Exercisable             Owned Assuming       Percent of
                 Name                          Owned              Within 60 Days        Exercise of Options       Shares
----------------------------------------------------------------------------------------------------------------------------
Safeguard Scientifics, Inc./(1)/                  12,316,604                      0               12,316,604        58.9%
800 The Safeguard Building
435 Devon Park Drive
Wayne, PA 19087
----------------------------------------------------------------------------------------------------------------------------
Axial Technology Holding AG                        3,000,000                      0                3,000,000        14.3%
Blickensdorferstrasse 2
6312 Steinhausen, Switzerland
----------------------------------------------------------------------------------------------------------------------------
John F. Owens                                              0                 22,000                   22,000            *
----------------------------------------------------------------------------------------------------------------------------
Norman L. Phelps                                      30,200                 78,900                  109,100            *
----------------------------------------------------------------------------------------------------------------------------
Steven F. Kuekes                                     939,727                360,000                1,299,727         6.1%
----------------------------------------------------------------------------------------------------------------------------
Thomas R. Brown                                            0                      0                        0            *
----------------------------------------------------------------------------------------------------------------------------
James A. Ounsworth                                         0                      0                        0            *
----------------------------------------------------------------------------------------------------------------------------
Carl G. Sempier                                            0                 22,000                   22,000            *
----------------------------------------------------------------------------------------------------------------------------
Carl Wilson                                                0                 19,000                   19,000            *
----------------------------------------------------------------------------------------------------------------------------
Jonathan Costello                                          0                      0                        0            *
----------------------------------------------------------------------------------------------------------------------------
Ronald R. Nabors                                       7,500                 37,500                   45,000            *
----------------------------------------------------------------------------------------------------------------------------
John N. Nelli                                          7,000                156,250                  163,250            *
----------------------------------------------------------------------------------------------------------------------------
Executive officers and directors as a
group (10 persons)                                   984,427                695,650                1,680,077         7.8%
----------------------------------------------------------------------------------------------------------------------------

*    Less than 1% of our outstanding shares of common stock

Each individual has the sole power to vote and to dispose of the shares (other than shares held jointly with spouse) except as otherwise disclosed.

/(1)/ Safeguard Scientifics, Inc. includes 10,816,604 shares held by Safeguard Scientifics (Delaware), Inc. and 3,000 Series F preferred shares held by Safeguard Delaware, Inc.; each of which are wholly owned subsidiaries of Safeguard Scientifics, Inc. The Series F preferred shares are convertible into 1,500,000 shares of common stock, which are included in this table on an as-converted basis. All of the shares beneficially owned by Safeguard have been pledged by Safeguard as collateral under its line of credit.

SHARES OWNED BY DIRECTORS AND OFFICERS IN SAFEGUARD SCIENTIFICS, INC.:

       Safeguard Scientifics, Inc. is the parent corporation of Tangram as Safeguard owns 58.9% of our outstanding common stock (assuming the conversion of the series F preferred stock). As of March 22, 2002, executive officers and directors of Tangram as a group beneficially owned less than 1% of Safeguard stock.

ITEM  13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We have an unsecured revolving line of credit with Safeguard of up to $3,000,000. The loan is evidenced by a promissory note which bears interest at an annual rate of the prime rate plus 1%. The principal amount is due and payable 13 months after the date of demand by Safeguard or earlier in the case of a sale of substantially all of our assets, a business combination, or upon the closing of a debt or equity offering. Interest is payable monthly. During 2001, we paid interest costs totaling $70,000. At March 22, 2002, there were no borrowings under the line of credit with Safeguard.

     We employ a small indirect sales force that works closely with our major resellers and partners to manage the development of our indirect channels, distribution of our products, and product implementation. CompuCom Systems, Inc. has been a reseller of our Asset Insight product since 1996. During 2001, we recognized revenue of $468,000 from CompuCom Systems, Inc. associated with their purchase and resale of the product and related implementation services and annual maintenance contracts. As of December 31, 2001, CompuCom Systems, Inc. had an outstanding receivable with us of $159,000. Safeguard is the majority shareholder of CompuCom Systems, Inc., holding approximately 60% of CompuCom's outstanding voting securities.

                               PART IV

ITEM  14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)       The following documents are filed as a part of this report:

     (1)  Financial Statements

          (i)     Report of Independent Auditors.............................F-2

          (ii)    Balance Sheets at December 31,
                  2001 and 2000..............................................F-3

          (iii)   Statements of Operations for the
                  years ended December 31, 2001,
                  2000 and 1999..............................................F-4

          (iv)    Statements of Shareholders' Equity
                  for the years ended December 31,
                  2001, 2000 and 1999........................................F-5

          (v)     Statements of Cash Flows for the
                  years ended December 31, 2001,
                  2000 and 1999..............................................F-6

          (vi)    Notes to Financial Statements.................F-7 through F-17

     (2)  Financial Statement Schedule

          (i)     Schedule II -Valuation and Qualifying
                  Accounts for the years ended
                  December 31, 2001, 2000 and 1999..........................F-19

          All other schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes to the financial statements.

     (3)  Exhibits

          See Item 14(c) of this Report.

(b)       Reports on Form 8-K

          On October 31, 2001, we filed a Current Report on Form 8-K announcing that we held a conference call to discuss our third quarter financial results. We voluntarily elected to file a copy of the transcript on this Form 8-K to ensure that the contents of such conference call were fully disseminated and that all of our investors had full access to such transcript.

(c)       Exhibits

          The following is a list of exhibits required by Item 601 of Regulation S-K to be filed as part of this Report. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

          Exhibit
          Number           Exhibit Description
          -------          -------------------

          3.1              Articles of Incorporation of the Company, as amended./(3)/(Exhibit 3a)

          3.2              Articles of Amendment of Rabbit Software Corporation./(4)/(Exhibit 3.2)

          3.3              Articles of Amendment of the Company./(5)/(Exhibit 3.3)

          3.4              Statement of Designations, Preferences and Rights of the Series F Convertible Preferred Stock./(10)/
                           Exhibit 4.1)

          Exhibit
          Number           Exhibit Description
          -------          -------------------

          3.5              By - Laws of the Company, as amended./(3)/(Exhibit 3b)

          4.1              Form of Certificate evidencing Common Stock, $0.01 par value, of the Company./(5)/(Exhibit 4.2)

          4.2**            The Company's 1988 Stock Option Plan, as amended./(13)/(Exhibit 99(d)(1))

          4.3**            The Company's 1997 Equity Compensation Plan./(7)/(Exhibit 4.1)

          4.4              Investor Rights Agreement entered into as of February 20, 2001, by the Company and Safeguard
                           Scientifics, Inc./(10)/(Exhibit 4.2)

          4.5              Securities Conversion Agreement, dated February 20, 2001, between the Company and Safeguard Scientifics,
                           Inc./(10)/(Exhibit 4.3)

          10.1             Agreement of Lease, executed by the Company on December 23, 1996, with Rexford LLC./(6)/(Exhibit 10.1)

          10.2             First Amendment to Agreement of Lease, executed by the Company on May 25, 2000, with Rexford LLC./(1)/
                           (Exhibit 10m)

          10.3             Agreement of Sublease, executed by the Company on October 11, 2000, with Spectrasite Communications,
                           Inc./(12)/(Exhibit 10.3)

          10.4             Agreement of Lease, executed by the Company on February 17, 1986, with Morehall Associates Limited
                           Partnership./(12)/(Exhibit 10.4)

          10.5             First Amendment to Agreement of Lease, dated June 13, 1986, with Morehall Associates Limited
                           Partnership./(2)/(Exhibit 10i)

          10.6             Second Amendment to Agreement of Lease, dated June 1, 1989, with Morehall Associates Limited
                           Partnership./(2)/(Exhibit 10j)

          10.7             Third Amendment to Agreement of Lease, dated October 12, 1992, with Morehall Associates Limited
                           Partnership./(3)/(Exhibit 10d)

          10.8             Fourth Amendment to Agreement of Lease, dated January 28, 1997, with Morehall Associates Limited
                           Partnership./(6)/(Exhibit 10.6)

          10.9             Fifth Amendment to Agreement of Lease, dated March 10, 1997, with Morehall Associates Limited
                           Partnership./(6)/(Exhibit 10.7)

          10.10            Sixth Amendment to Agreement of Lease, dated October 29, 1999, with Rouse and Associates Limited
                           Partnership./(9)/(Exhibit 10.8)

          10.11            Second Amended Revolving Note dated September 11, 1997, between the Company and Safeguard Scientifics,
                           Inc./(8)/(Exhibit 10.1)

          10.12            First Amendment to Second Amended Revolving Note dated February 20, 2001, between the Company and
                           Safeguard Scientifics, Inc./(10)/(Exhibit 10.2)

          10.13            Asset Purchase Agreement dated February 13, 2001, by and among the Company, Axial Technology Holding AG and Wyzdom Solutions, Inc./(11)/(Exhibit 10.1)

          Exhibit
          Number           Exhibit Description
          -------          -------------------

          10.14            First Addendum to Asset Purchase Agreement, dated as of February 13, 2001, among  the Company, Axial
                           Technology Holding AG and Wyzdom Solutions, Inc./(11)/(Exhibit 10.2)

          10.15            Promissory Note dated February 13, 2001, between the Company and Axial Technology Holding AG./(11)/
                           (Exhibit 10.3)

          10.16            Contingent Payment Promissory Note dated February 13, 2001, between the Company and Axial Technology
                           Holding AG./(11)/(Exhibit 10.4)

          10.17**          Employee Non-Disclosure and Non-Competition Agreement, dated October 4, 1993, and First Amendment dated
                           June 3, 1994, between the Company and Steve Kuekes./(5)/(Exhibit 10.20)

          10.18            Master Lease Agreement and Addendum No.1, dated July 23, 1997, between the Company and Triangle
                           Technology Leasing./(8)/(Exhibit 10.2)

          23.1*            Consent of Ernst & Young LLP.

          *                Filed herewith.
          **               Management contract or compensatory plan or arrangement in which directors and/or executive officers of the registrant may participate.

          /(1)/            Filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-9525), and incorporated herein by reference.

          /(2)/            Filed as an exhibit to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1989, and incorporated herein by reference.

          /(3)/            Filed as an exhibit to the Company's Annual Report on Form 10-K for fiscal year year ended December 31,
                           1992, and incorporated herein by reference.

          /(4)/            Filed as an exhibit to the Company's Current Report on Form 8-K dated September 30, 1993, and incorporated herein by reference.
          /(5)/            Filed as an exhibit to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1994, and incorporated herein by reference.

          /(6)/            Filed as an exhibit to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1996, and incorporated herein by reference.

          /(7)/            Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997, and incorporated herein by reference.

          /(8)/            Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended
                           September 30, 1997, and incorporated herein by reference.

          /(9)/            Filed as an exhibit to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1999, and incorporated herein by reference.

          /(10)/           Filed as an exhibit to the Company's Current Report on Form 8-K dated February 20, 2001, and incorporated herein by reference.

          /(11)/           Filed as an exhibit to the Company's Current Report on Form 8-K dated March 01, 2001, and incorporated herein by reference.

          /(12)/           Filed as an exhibit to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2000, and incorporated herein by reference.

          /(13)/           Filed as an exhibit to the Company's Schedule TO-I filed by the Company with the Securities and Exchange
                           Commission on June 29, 2001 and incorporated herein by reference.

(d)       See Item 14(a) of this Report

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             TANGRAM ENTERPRISE SOLUTIONS, INC.

Dated:  March 28, 2002                       By: /s/ Norman L. Phelps
                                             ----------------------------------
                                             Norman L. Phelps,
                                             President, Chief Executive Officer
                                             and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated:  March 28, 2002                       /s/ Norman L. Phelps
                                             ----------------------------------
                                             Norman L. Phelps,
                                             President, Chief Executive Officer
                                             and Director (Principal Executive
                                             Officer)

Dated:  March 28, 2002                       /s/ John N. Nelli
                                             ----------------------------------
                                             John N. Nelli,
                                             Senior Vice President and Chief
                                             Financial Officer (Principal
                                             Financial and Accounting Officer)

Dated:  March 28, 2002                       /s/ John F. Owens
                                             ----------------------------------
                                             John F.Owens,
                                             Chairman of the Board of Directors

Dated:  March 28, 2002                       /s/ Steven F. Kuekes
                                             ----------------------------------
                                             Steven F. Kuekes,
                                             Senior Vice President, Chief
                                             Technology Officer and Director

Dated:  March 28, 2002                       /s/ Thomas R. Brown
                                             ----------------------------------
                                             Thomas R. Brown,
                                             Director

Dated:  March 28, 2002                       /s/ James A.Ounsworth
                                             ----------------------------------
                                             James A. Ounsworth,
                                             Director

Dated:  March 28, 2002                       /s/ Carl G. Sempier
                                             ----------------------------------
                                             Carl G. Sempier,
                                             Director

Dated:  March 28, 2002                       /s/ Carl Wilson
                                             ----------------------------------
                                             Carl Wilson,
                                             Director

Dated:  March 28, 2002                       /s/ Jonathan Costello
                                             ----------------------------------
                                             Jonathan Costello,
                                             Director

                                  EXHIBIT INDEX

     Except as indicated by footnote, all of the following exhibits were filed with the Company's Annual Report on Form 10-K, dated December 31, 2001. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

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

          3.5              By - Laws of the Company, as amended. (3)(Exhibit 3b)

          4.1 Form of Certificate evidencing Common Stock, $0.01 par value, of the Company. (5) (Exhibit 4.2)


          4.2**            The Company's 1988 Stock Option Plan, as amended.
                           (13)(Exhibit 99(d)(1))
                                -----------------


          4.3**            The Company's 1997 Equity Compensation Plan.(7)
                           (Exhibit 4.1)

          4.4 Investor Rights Agreement entered into as of February 20, 2001, by the Company and Safeguard Scientifics, Inc. (10)(Exhibit 4.2)

          4.5              Securities Conversion Agreement, dated
                           February 20, 2001, between the Company and
                           Safeguard Scientifics, Inc. (10) (Exhibit 4.3)

          10.1 Agreement of Lease, executed by the Company on December 23, 1996, with Rexford LLC.
                           (6) (Exhibit 10.1)

          10.2 First Amendment to Agreement of Lease, executed by the Company on May 25, 2000, with Rexford LLC. (12) (Exhibit 10.2)

          10.3 Agreement of Sublease, executed by the Company on October 11, 2000, with Spectrasite Communications, Inc. (12) (Exhibit 10.3)

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

                                  EXHIBIT INDEX

          (1) Filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-9525), and incorporated herein by reference.
          (2) Filed as an exhibit to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1989, and incorporated herein by reference.
          (3) Filed as an exhibit to the Company's Annual Report on Form 10-K for fiscal year year ended December 31, 1992, and incorporated herein by reference.
          (4) Filed as an exhibit to the Company's Current Report on Form 8-K dated September 30, 1993, and incorporated herein by reference.
          (5) Filed as an exhibit to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1994, and incorporated herein by reference.
          (6) Filed as an exhibit to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1996, and incorporated herein by reference.
          (7) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997, and incorporated herein by reference.
          (8) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997, and incorporated herein by reference.
          (9) Filed as an exhibit to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1999, and incorporated herein by reference.
          (10) Filed as an exhibit to the Company's Current Report on Form 8-K dated February 20, 2001, and incorporated herein by reference.
          (11) Filed as an exhibit to the Company's Current Report on Form 8-K dated March 01, 2001, and incorporated herein by reference.
          (12) Filed as an exhibit to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2000, and incorporated herein by reference.
          (13) Filed as an exhibit to the Company's Schedule TO-I filed by the Company with the Securities and Exchange Commission on June 29, 2001 and incorporated herein by reference.

                       Tangram Enterprise Solutions, Inc.

                          Audited Financial Statements
                      and Additional Financial Information

                  Years ended December 31, 2001, 2000, and 1999

                                    Contents

Report of Independent Auditors ................................  F-2

Audited Financial Statements

Balance Sheets ................................................  F-3
Statements of Operations ......................................  F-4
Statements of Shareholders' Equity ............................  F-5
Statements of Cash Flows ......................................  F-6
Notes to Financial Statements .................................  F-7

Additional Financial Information

Schedule II - Valuation and Qualifying Accounts ............... F-18

                         Report of Independent Auditors

Board of Directors and Shareholders
Tangram Enterprise Solutions, Inc.

We have audited the balance sheets of Tangram Enterprise Solutions, Inc. as of December 31, 2001 and 2000, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tangram Enterprise Solutions, Inc. as of December 31, 2001 and 2000, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                            /s/ Ernst & Young LLP

Raleigh, North Carolina
February 13, 2002

                       Tangram Enterprise Solutions, Inc.

                                 Balance Sheets
                      (in thousands, except share amounts)

                                                                                             December 31
 Assets                                                                               2001                  2000
                                                                             ------------------------------------------
 Current assets:
    Cash and cash equivalents                                                       $    322             $    553
    Accounts receivable, net of allowance of $309 and $341 in 2001
      and 2000, respectively                                                           4,516                5,300
    Other                                                                                251                  402
                                                                             ------------------------------------------
  Total current assets                                                                 5,089                6,255

 Property and equipment:
    Computer equipment and software                                                      885                  808
    Office equipment and furniture                                                       220                  128
    Leasehold improvements                                                               117                   93
                                                                             ------------------------------------------
                                                                                       1,222                1,029
    Less accumulated depreciation and amortization                                       965                  812
                                                                             ------------------------------------------
  Total property and equipment                                                           257                  217

 Other assets:
    Acquired software technology, net accumulated amortization of $366                 3,147                    -
    Deferred software costs, net accumulated amortization of $1,461 and
      $2,838 in 2001 and 2000, respectively                                            3,218                3,309
    Cost in excess of net assets of business acquired, net accumulated
      amortization of $7,173 and $6,425 in 2001 and 2000, respectively                 1,415                2,163
    Other intangibles, net accumulated amortization of $149                              224                    -
    Other assets                                                                          79                  102
                                                                             ------------------------------------------
  Total other assets                                                                   8,083                5,574
                                                                             ------------------------------------------
  Total assets                                                                      $ 13,429             $ 12,046
                                                                             ==========================================

 Liabilities and shareholders' equity
 Current liabilities:
    Notes payable                                                                   $    300             $      -
    Accounts payable                                                                     210                  521
    Accrued expenses                                                                   2,071                1,568
    Deferred revenue                                                                   4,096                3,669
                                                                             ------------------------------------------
  Total current liabilities                                                            6,675                5,758

 Long-term debt - shareholders                                                         1,020                3,925

 Other liabilities                                                                       493                  381

 Shareholders' equity:
    Convertible preferred stock - Series F, par value $0.01, $1,000 stated
    value, 3,000 shares authorized, designated, issued and outstanding                     -                    -
    Common stock, par value $0.01, authorized 48,000,000 shares, 19,405,548
      and 16,405,548 issued and outstanding in 2001 and 2000, respectively               194                  164
    Additional paid-in capital                                                        50,164               44,916
    Accumulated deficit                                                              (45,117)             (43,098)
                                                                             ------------------------------------------
  Total shareholders' equity                                                           5,241                1,982
                                                                             ------------------------------------------
  Total liabilities and shareholders' equity                                        $ 13,429             $ 12,046
                                                                             ==========================================

See accompanying notes.

                       Tangram Enterprise Solutions, Inc.

                            Statements of Operations
                    (in thousands, except per share amounts)

                                                                             Year ended December 31
                                                                  2001               2000               1999
                                                           ---------------------------------------------------------
Revenue:
   Licenses and products                                      $     7,630        $     7,066        $    10,963
   Services                                                         7,776              6,918              7,715
                                                           ---------------------------------------------------------
Total revenue                                                      15,406             13,984             18,678

Cost of revenue:
   Cost of licenses and products                                    2,383              1,793              2,942
   Cost of services                                                 1,766              2,115              2,204
                                                           ---------------------------------------------------------
Total cost of revenue                                               4,149              3,908              5,146
                                                           ---------------------------------------------------------

Gross profit                                                       11,257             10,076             13,532

Operating expenses:
   Sales and marketing                                              6,483              7,033              7,550
   General and administrative                                       3,266              3,301              2,326
   Research and development                                         3,140              3,425              3,965
                                                           ---------------------------------------------------------
Total operating expenses                                           12,889             13,759             13,841
                                                           ---------------------------------------------------------

Loss from operations                                               (1,632)            (3,683)              (309)

Other expense, net                                                   (176)              (199)              (154)
                                                           ---------------------------------------------------------

Loss before income taxes                                           (1,808)            (3,882)              (463)
Income tax provision (benefit)                                          -                  -                (19)
                                                           ---------------------------------------------------------

Net loss                                                           (1,808)            (3,882)              (444)

Preferred stock dividend                                            (211)                  -                  -
                                                           ---------------------------------------------------------

Net loss available to common shareholders                     $    (2,019)       $    (3,882)       $      (444)
                                                           =========================================================

Loss per common share:
   Basic and Diluted                                          $     (0.11)       $     (0.24)       $     (0.03)
                                                           =========================================================

Weighted average number of common shares outstanding:

   Basic and diluted                                               18,912             16,269             15,799
                                                           =========================================================

See accompanying notes.

                       Tangram Enterprise Solutions, Inc.

                       Statements of Shareholders' Equity
                     (in thousands, except number of shares)


                                      Preferred Stock  Common Stock      Paid-in   Accumulated      Treasury Stock
                                 --------------------------------------                          --------------------
                                   Shares Amount    Shares      Amount   Capital    Deficit      Shares     Amount    Total
                                 --------------------------------------------------------------------------------------------
Balance at December 31, 1998         -    $ -    15,805,817     $158   $ 44,522   $(38,772)  (24,693)    $ (144)   $5,764
   Exercise of stock options         -      -       116,421        1        100          -    24,693        144       245
   Net loss                          -      -             -        -          -       (444)        -          -      (444)
                                 --------------------------------------------------------------------------------------------

Balance at December 31, 1999         -      -    15,922,238      159     44,622    (39,216)        -          -     5,565
   Purchase of treasury stock        -      -             -        -          -          -   (51,501)      (496)     (496)
   Exercise of stock options         -      -       483,310        5        294          -    51,501        496       795
   Net loss                          -      -             -        -          -     (3,882)        -          -    (3,882)
                                 --------------------------------------------------------------------------------------------

Balance at December 31, 2000         -      -     16,405,548     164     44,916    (43,098)        -          -     1,982


   Shares issued in connection
     with the purchase of
     Wyzdom technology               -      -     3,000,000       30      2,276          -         -          -     2,306
   Shares issued in connection
     with debt to equity
     conversion                  3,000      -             -        -      2,972          -         -          -     2,972
   Preferred stock dividend          -      -             -        -          -       (211)        -          -      (211)
   Net loss                          -      -             -        -          -     (1,808)        -          -    (1,808)
                                 --------------------------------------------------------------------------------------------
Balance at December 31, 2001     3,000    $ -    19,405,548     $194   $ 50,164   $(45,117)        -     $    -    $5,241
                                 ============================================================================================

See accompanying notes.

                       Tangram Enterprise Solutions, Inc.

                            Statements of Cash Flows
                                 (in thousands)

                                                                                      Year ended December 31
                                                                              2001             2000             1999
                                                                         --------------------------------------------------
Operating activities
Net loss                                                                    $  (1,808)      $  (3,882)        $    (444)
Adjustments to reconcile net loss to net cash provided by (used
   in) operating activities:
   Depreciation                                                                   154             143               183
   Amortization                                                                 3,286           2,463             2,945
   Reserve for doubtful accounts                                                  (32)           (168)             (550)
   Other                                                                          (99)            (47)              (65)
   Cash provided by changes in working capital items:
     Accounts receivable and other current assets                                 967            (183)            1,391
     Accounts payable                                                            (437)            150              (423)
     Accrued expenses                                                             163             538               (58)
     Deferred revenue                                                             407             298              (105)
                                                                         --------------------------------------------------
   Net cash provided by (used in) operating activities                          2,601            (688)            2,874

Investing activities
Deferred software costs                                                        (1,827)         (2,130)           (1,722)
Expenditures for property and equipment                                          (171)           (109)             (137)
Cash received in connection with the purchase of acquired
   software technology                                                             68               -                 -
Decrease (increase) in other assets                                                23             (62)                -
Repayment (borrowing) on notes receivable-officers                                  -               -               788
Sale-lease of equipment and furniture                                               -               -               105
                                                                         --------------------------------------------------
   Net cash used in investing activities                                       (1,907)         (2,301)             (966)

Financing activities
Net (repayments) borrowings on note payable to shareholder                       (925)          2,302            (1,953)
Proceeds from exercise of stock options                                             -             795               245
                                                                         --------------------------------------------------
   Net cash (used in) provided by financing activities                           (925)          3,097            (1,708)
                                                                         --------------------------------------------------

Net (decrease) increase in cash                                                  (231)            108               200
Cash and cash equivalents, beginning of year                                      553             445               245
                                                                         --------------------------------------------------
Cash and cash equivalents, end of year                                      $     322       $     553         $     445
                                                                         ==================================================

Supplemental disclosure of cash flow information
Cash paid during the year for interest                                      $      60       $     155         $     254
                                                                         ==================================================

See accompanying notes.

                       Tangram Enterprise Solutions, Inc.

                          Notes to Financial Statements

                                December 31, 2001

1.  Organization and Summary of Significant Accounting Policies

Organization and Description of Business

Tangram Enterprise Solutions, Inc. (the "Company") is a leading provider of IT asset management solutions for large and midsize organizations across all industries, in both domestic and international markets. Tangram's core business strategy and operating philosophy center on delivering world-class customer care, creating a productive IT asset management process through a phased solution implementation, and maintaining a leading-edge technical position. The Company's common stock trades on The Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the symbol TESI. The Company is a partner company of Safeguard Scientifics, Inc. (NYSE: SFE) ("Safeguard"). Safeguard is a company focused on building and operating business and IT services, software, and technology product companies. Safeguard is the majority shareholder of the Company holding approximately 59% of the Company's outstanding voting shares.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results can differ from those estimates.

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

In December 1999, the Securities Exchange Commission ("SEC") staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," as amended by SAB No. 101A and SAB No. 101B, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 explains the SEC staff's general framework for revenue recognition, stating that certain criteria be met in order to recognize revenue. SAB No. 101 also addresses gross versus net revenue presentation and financial statement and Management's Discussion and Analysis disclosures related to revenue recognition. In response to SAB No. 101, the Company undertook a review of its revenue recognition practices and determined its method of accounting for revenue to be in accordance with the provisions of SAB No. 101.

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

Cost of Revenue

Cost of licenses and products includes the cost related to the distribution of licensed software products and the amortization of capitalized software development costs. Cost of services includes the cost of the direct labor force, including the associated personnel, travel and subsistence, and occupancy costs incurred in connection with providing consulting and maintenance services.

Sales and Concentration of Credit Risk

The Company operates in a single industry and is engaged in design and sale of a limited number of software products. No single customer accounted for more than 10% of total revenue in 2001, 2000 and 1999. Two of the Company's customers represented 20% and 15% of the accounts receivable balance at December 31, 2001 and two customers represented 24% and 20% of the accounts receivable balance at December 31, 2000.

International sales (including maintenance contracts) represented approximately 13%, 12%, and 5% of the Company's total revenue in fiscal years 2001, 2000 and 1999, respectively. To date, the majority of international revenue has been denominated in United States currency; therefore, the Company's results of operations have not been affected by currency fluctuation.

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

Impairment Of Long-Lived Assets And Identifiable Intangible Assets

The Company periodically assesses the impairment of long-lived assets, including identifiable intangibles and related goodwill, in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." The Company also periodically assesses the impairment of enterprise level goodwill in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 17, "Intangible Assets." An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant under performance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company's overall business, significant negative industry or economic trends, a significant decline in the Company's stock price for a sustained period, and the Company's market capitalization relative to net book value. When the Company determines that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in its current business model.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

The Company is required to adopt the provisions of SFAS No. 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, and SFAS No. 142 will become effective January 1, 2002. The Company has always used the purchase method when accounting for past business combinations and thus no change in procedures is required going forward. Upon adoption of SFAS No. 142 an initial testing of impairment is required. The required initial benchmark evaluation was performed as of January 1, 2002 resulting in no impairment in the value of the Company's goodwill. Application of the non-amortization provision of the standard is expected to result in an increase of net income of approximately $748,000 in 2002.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, the liability method is used in accounting for income taxes and deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities.

Earnings per Share

In accordance with SFAS No. 128, "Earnings Per Share," basic earnings per common share calculations are based on net earnings (loss) after preferred stock dividend requirements, if any, and the weighted-average number of common shares outstanding during each period. Diluted earnings (loss) per common share also reflects the potential dilution that would occur assuming the exercise of stock options and other related effects. Basic and diluted earnings per share are the same in 2001, 2000 and 1999 because the effect of inclusion of the exercise of stock options would be to reduce the loss per common share. If the exercise of stock options were included, the weighted average number of common shares outstanding would have increased by 34,000, 1,357,300 and 895,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Accounting for Stock Options

The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 which gives companies the option to adopt the fair value method for expense recognition of employee stock options and other stock-based awards or to continue to account for such items using the intrinsic value method as outlined under ABP No. 25, "Accounting for Stock Issued to Employees" with pro forma disclosures of net (loss) income and net (loss) income per share as if the fair value method had been applied. The Company has elected to continue to apply APB No. 25 for stock options and other stock based awards and has disclosed pro forma net loss and net loss per share as if the fair value method had been applied.

Impact of Recently Issued Accounting Standards

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 (SFAS No.133), "Accounting for Derivative Instruments and Hedging Activities," which was later amended by SFAS No. 137," Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133." SFAS No. 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statements of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. If the derivative is determined to be a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are offset against the change in fair value of the hedged assets, liabilities or firm commitments through the statements of operations or recognized in other comprehensive income until the hedged item is recognized in the statements of operations. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. The Company was required to adopt SFAS No. 133 as of January 1, 2001. The adoption of SFAS No. 133 did not have a significant impact on our results of operations, financial position, or cash flows.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company will adopt SFAS No. 144 in fiscal year 2002. The Company does not expect the provisions of SFAS No. 144 to have any significant impact on our financial condition or results of operations.

The Company does not expect the adoption of other recently issued accounting pronouncements to have a significant impact on our results of operations, financial position, or cash flows.

2.  Long-Lived Assets And Identifiable Intangible Assets

Long-lived assets and identifiable intangible assets consist of the following at December 31, 2001 and 2000 (in thousands):

                                     Amortization  Estimated
                                        Method       Lives       2001    2000
                                   ---------------------------------------------
Acquired software technology       Straight-line      4 years  $ 3,513  $     -
Cost in excess of net assets of
   business acquired               Straight-line  10-15 years    8,588    8,588
Software development costs         Straight-line    2-3 years    4,679    6,147
Other intangibles                  Straight-line      2 years      373        -
                                                               -----------------
                                                                17,153   14,735
Less accumulated amortization                                   (9,149)  (9,263)
                                                               -----------------
Net intangible assets                                          $ 8,004  $ 5,472
                                                               =================

Acquired software technology and other intangibles arising from the Axial transaction (see footnote 5) are stated at cost. Amortization is provided using the straight-line method over estimated useful lives of four and two years, respectively.

Software development costs are accounted for in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Costs associated with the planning and designing phase of software development, including coding and testing activities necessary to establish technological feasibility, are classified as product development and expensed as incurred. Once technological feasibility has been determined, additional costs incurred in development, including coding, testing, and product quality assurance, are capitalized.

Amortization is provided on a product-by-product basis over the estimated economic life of the software, not to exceed three years, using the straight-line method. Amortization commences when a product is available for general release to customers. During 2001 and 1999 approximately $3,295,000 and $3,784,000, respectfully, of fully amortized software development costs were removed from intangible assets and accumulated amortization.

Research and development costs are comprised of the following as of December 31 (in thousands):

                                                    2001     2000      1999
                                                  -----------------------------

Research and development costs incurred            $ 4,967  $ 5,396  $ 5,687
Less - capitalized software development costs       (1,827)  (1,971)  (1,722)
                                                  ------------------------------
Research and development costs, net                $ 3,140  $ 3,425  $ 3,965
                                                  ==============================

Included in cost of revenue is amortization of software development costs of $2,284,000, $1,715,000 and $2,198,000 in 2001, 2000, and 1999, respectively.
Amortization of software development costs for the year ended December 31, 1999 includes $410,000 related to accelerated amortization periods due to reduced expected useful lives of certain capitalized software costs recorded prior to 1999.

3.  Long-term Debt - Shareholder

The Company has a $3 million unsecured revolving line of credit with Safeguard, a majority shareholder of the Company, holding 100% of the Company's outstanding Series F preferred shares and approximately 59% of the Company's outstanding common stock (assuming the conversion of the Series F preferred stock). Terms of the line of credit require monthly interest payments at the prime rate plus 1%. Principal is due 13 months after date of demand by Safeguard or earlier in the case of a sale of substantially all of the assets of the Company, a business combination or upon the closing of a debt or equity offering. Total interest expense was $70,000, $222,000, and $244,000 for the years ended 2001, 2000, and
1999, respectively, under the revolving line of credit with Safeguard.

On March 1, 2001, pursuant to an Asset Purchase Agreement dated February 13, 2001, the Company issued 3,000,000 shares of its common stock and $1.5 million in non-interest bearing Promissory Notes ("Notes") to Axial Technology Holding AG ("Axial") (See Note 5 below). The Notes require the payment of $300,000, $500,000, and $700,000 on the first, second, and third anniversaries, respectively, of the Asset Purchase Agreement. With respect to the first note payment, the Company may elect to provide, in lieu of cash, a number of shares of its common stock equivalent in aggregate value to the amount of such cash payment, the value of each such share to be deemed equal to 80% of the average NASDAQ closing price during the 20 trading days immediately prior to the relevant note payment date. The carrying amount of the Company's notes due to Axial was established by discounting the expected future cash payment obligations using a current interest rate at which the Company could borrow for debt of similar size and maturity.

The following table presents the carrying amounts and fair values of the Company's debt instruments December 31, 2001 and 2000 (in thousands):

                                                                  December 31,
                                                               -----------------
                                                                 2001       2000
                                                               --------  -------
      Borrowings under revolving credit facility               $     -   $ 3,925
      Notes payable due Axial (less unamortized discount of
         $180 - effective rate of 9.5%)                          1,320         -
                                                               --------  -------
                                                                 1,320     3,925
      Less current portion                                        (300)        -
                                                               --------  -------
      Long - term debt - shareholders                          $ 1,020   $ 3,925
                                                               ========  =======

4.  Leases

The Company has entered a sale-leaseback agreement under which the Company has received, at varying times from July 1997 through December 31, 2000, $1.3 million for computer equipment and furniture that had a net book value of $1.1 million. The leaseback has been accounted for as an operating lease. The aggregate minimum monthly rental payment under these transactions is approximately $11,600. The gains recognized in these transactions have been deferred and are being amortized to income in proportion to rental expense over the term of the lease.

The Company leases its facilities, as well as subleases a part of its facilities to an outside party, and certain equipment under several non-cancelable operating lease agreements that expire at various times through 2004. Certain of these leases contain fixed rental increases over the life of the respective lease. Net rental expense under these leases for the years ended December 31, 2001, 2000, and 1999 totaled approximately $1,349,000, $1,550,000, and
$1,477,000 respectively.

Future minimum lease payments under non-cancelable operating leases and subleases at December 31, 2001 are as follows (in thousands):

                                     Sublease       Net Rental
                  Commitments        Rentals        Commitments
                ----------------  -------------   ---------------
      2002          $   1,477        $   289          $  1,188
      2003              1,314            298             1,016
      2004                952            229               723
      2005                  3              -                 3
                ----------------  -------------   ---------------
                    $   3,746        $   816          $  2,930
                ================  =============   ===============

5.  Equity Transactions

On February 20, 2001, the Company issued 3,000 shares of Series F Convertible Preferred Stock ("Series F Shares") to Safeguard in exchange for $3 million of principal outstanding under its existing credit facility with Safeguard. Also on February 20, 2001, Safeguard reduced the maximum availability under the credit facility from $6 million to $3 million. Holders of the Series F Shares have a par value of $0.01 per share and the issuance price was $1,000 per share. The Series F Shares are entitled to certain preferences, limitations and special rights, including dividend rights, conversion rights, voting rights, anti-dilution rights, registration rights, and liquidation preferences. Holders of the Series F Shares are entitled to a cumulative quarterly dividend, when and if declared by the Board, at a rate per share equal to two percent (2%) per quarter of the issuance price. The 3,000 shares of Series F Shares are convertible at any time at the option of the holder into 1,500,000 shares of common stock, as adjusted pursuant to the terms of the Statement of Designations, Preferences and Rights Agreement. Commencing at any time on or after February 20, 2003, the Company may redeem all of the shares of the Series F Shares by paying in cash a sum equal to one hundred three percent (103%) of the initial purchase price per share plus all accrued but unpaid dividends. Holders of the Series F Shares are entitled to one vote for each share of common stock into which the Series F Shares may be converted and may vote on all matters submitted to a vote of the holders of common stock. Each share of Series F stock is entitled to a liquidation preference of $1,000 plus unpaid dividends. Liquidation on proceeds remaining after the satisfaction of such preference would be distributed ratably to the holders of common stock and the shares of common stock which the holders of the Series F Shares then have the right to acquire upon conversion of such shares.

At December 31, 2001, dividends in arrears on the Series F Shares were $210,500.

On March 1, 2001, pursuant to an Asset Purchase Agreement dated February 13, 2001, the Company issued 3,000,000 shares of its common stock and $1.5 million in non-interest bearing Promissory Notes ("Notes") to Axial Technology Holding AG ("Axial") for all rights of ownership to Axial's proprietary asset management technology, some or all of which is commonly known as Wyzdom ("Wyzdom"), as well as for certain related assets and obligations of Wyzdom Solutions, Inc. Wyzdom Solutions, Inc. is an affiliate of Axial and is the exclusive distributor of the Wyzdom technology in the United States. The Notes require the payment of $300,000, $500,000, and $700,000 on the first, second, and third anniversaries, respectively, of the Asset Purchase Agreement. With respect to the first note payment, the Company may elect to provide, in lieu of cash, a number of shares of its common stock equivalent in aggregate value to the amount of such cash payment, the value of each such share to be deemed equal to 80% of the average NASDAQ closing price during the 20 trading days immediately prior to the relevant note payment date. On January 28, 2002, the Company's Board approved the issuance of 381,098 shares of common stock in lieu of the first note payment due on March 1, 2002. Additional earnout payments totaling up to $1.5 million may also be payable to Axial, depending on the achievement of certain revenue goals for the Wyzdom products during the three years following closing. However, this amount could be reduced to zero based upon the performance of the Company's common stock price during this period.

6.  Stock Options

The Company has granted incentive and non-qualified stock options to employees and directors under three outstanding stock option plans: the 1988 Stock Option Plan (the "1988 Plan"), the Stock Option Plan for Directors (the "Directors' Plan"), and the 1997 Equity Compensation Plan (the "1997 Plan").

The Company may no longer grant options under the 1988 Plan or the Directors' Plan. Through December 31, 2001, the Company had options outstanding under these plans of 748,600 shares (1988 Plan), 38,000 shares (Director's Plan), and 642,100 shares (1997 Plan). Under the plans, the Board of Directors determines the option exercise price on a per-grant basis, but the price shall not be less than fair market value on the date of grant. Generally, outstanding options vest over periods not exceeding 4 years after the date of grant and expire 10 years after the date of grant. All options granted under the plans to date have been at prices that have been equal to fair market value at date of grant. At December 31, 2001, the Company has approximately 2,752,000 shares of common stock reserved for future issuance under the plans.

Option activity under the Company's plans are summarized below (in thousands, except per share amounts):

                                                2001                     2000                     1999
                                      ---------------------------------------------------------------------------
                                                    Weighted                Weighted                 Weighted
                                                     Average                 Average                 Average
                                                    Exercise                Exercise                 Exercise
                                        Shares        Price      Shares       Price      Shares       Price
                                      ---------------------------------------------------------------------------
Outstanding at beginning of year         2,337         $3.17       2,617       $2.54       2,549      $2.29
Options granted                            170          0.75         419        5.57         342       4.84
Options exercised                            -            -         (535)       1.49        (141)      1.76
Options canceled                        (1,078)         3.56        (164)       4.65        (133)      3.95
                                      ------------ ------------ ---------- ------------ --------- ---------------
Outstanding at end of year               1,429         $2.59       2,337       $3.17       2,617      $2.54
                                      ============ ============ ========== ============ ========= ===============

Options exercisable at year-end          1,052                     1,595                   1,933
Shares available for future grant        1,323                       987                   1,242


The following summarizes information about the Company's stock options outstanding at December 31, 2001 (in thousands, except per share amounts):

                                           Options Outstanding                         Options Exercisable
                          ----------------------------------------------------------------------------------------
        Range of              Number           Weighted.           Weighted          Number          Weighted
        Exercise           Outstanding      Avg. Remaining      Avg. Exercise     Exercisable     Avg. Exercise
         Prices            at 12/31/01     Contractual Life         Price         at 12/31/01         Price
------------------------------------------------------------------------------------------------------------------
    $ 0.44 - $ 0.98             200               9.3 yrs.        $  0.74               18            $  0.89
    $ 1.00 - $ 1.50             688               2.8                1.43              668               1.44
    $ 1.63 - $ 2.41             184               6.5                2.00              122               2.03
    $ 3.00 - $ 3.75              80               4.4                3.52               61               3.55
    $ 4.50 - $ 5.75              68               5.5                4.73               66               4.74
    $ 6.75 - $ 7.88             153               7.3                7.50               91               7.39
    $ 8.00 - $ 9.38              56               8.1                8.15               26               8.08
                          ----------------------------------------------------------------------------------------
                              1,429               5.1 yrs.        $  2.59            1,052            $  2.51
                          ========================================================================================

The Company applies APB No. 25 and related interpretations in accounting for its various stock option plans. Had compensation expense been recognized consistent with SFAS No. 123, the Company's net loss would have been $2,147,100, or $0.12 per share, in 2001, $4,035,000, or $0.25 per share, in 2000, $1,252,000, or
$0.08 per share, in 1999.

The per share weighted-average fair value of stock options issued by the Company during 2001, 2000 and 1999 was $0.73, $5.14, and $4.22, respectively, on the dates of grant.

The following assumptions were used by the Company to determine the fair value of stock options granted using the Black-Scholes option-pricing model:

                                           2001               2000                 1999
                                    ------------------------------------------------------
     Dividend yield                             0%                 0%                 0%
     Expected volatility                      183%               142%               100%
     Expected option life            3 to 10 years       3 to 8 years      8 to 10 years
     Risk-free interest rate          3.1% to 5.2%       5.0% to 6.4%        5.5% to .8%

7.  Related Party Transactions

The Company has transactions in the normal course of business with Safeguard or affiliated companies. Up until May 2000, the Company was a party to an administrative support agreement with Safeguard under which the Company paid to Safeguard a fee equal to 1/4 of 1% of net sales, up to a maximum of $200,000 annually, including reimbursement of certain out-of-pocket expenses incurred by Safeguard. The administrative support services included consultation regarding our general management, investor relations, financial management, certain legal services, insurance programs administration, and tax research and planning, but did not cover extraordinary services or services that were contracted out. During the years ended December 31, 2000 and 1999, the Company paid administrative services fees to Safeguard totaling approximately $71,000 and $183,000, respectively. The Company also paid Safeguard interest costs under a revolving credit agreement of $70,000, $222,000, and $253,000 in 2001, 2000, and
1999, respectively. In addition, during 2000, the Company incurred consulting-related expenses of approximately $261,200 from affiliates of Safeguard.

The Company employs an indirect sales force that works closely with its major resellers and partners to manage the development of the indirect channel, distribution of its product, and product implementation. CompuCom Systems, Inc. has been a reseller of the Asset Insight product since 1996. During the years ended December 31, 2001, 2000, and 1999, the Company has recognized revenue of $468,000, $387,400, and $882,100, respectively from CompuCom Systems, Inc. associated with their purchase and resell of Company products and related implementation services and annual maintenance contracts. As of December 31, 2001, CompuCom Systems, Inc. has an outstanding receivable with the Company of $159,000. Safeguard is the majority shareholder of CompuCom Systems, Inc., holding approximately 60% of CompuCom's outstanding voting securities.

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

8.  Income Taxes

The components of income tax (benefit) expense for the years ended December 31 consist of the following (in thousands):

                                                          2001               2000                1999
                                                   ----------------------------------------------------------
Current (benefit) expense
   Federal                                              $       -          $       -           $     (19)
   State                                                        -                  -                   -
                                                   ----------------------------------------------------------
                                                                -                  -                 (19)
Deferred (benefit) expense
   Federal                                                      -                  -                   -
   State                                                        -                  -                   -
                                                   ----------------------------------------------------------
                                                                -                  -                   -
                                                   ----------------------------------------------------------
Total                                                   $       -          $       -           $     (19)
                                                   ==========================================================

The components of net deferred taxes as of December 31 are as follows (in thousands):

                                                               2001                2000
                                                        ---------------------------------------
Deferred tax assets
      Net operating loss carryforward                        $  11,074           $  11,543
   Tax credit carryforward                                          16                 135
   Allowance for doubtful accounts                                 105                 116
   Accrued payroll and benefits                                     50                 131
   Depreciation and amortization                                   118                  55
   Other                                                             3                   3
                                                        ---------------------------------------
Total deferred tax assets                                       11,366              11,983
Deferred tax liabilities - deferred software costs              (1,095)             (1,125)
                                                        ---------------------------------------
                                                                10,271              10,858
Valuation allowance                                            (10,271)            (10,858)
                                                        ---------------------------------------
Net deferred tax assets                                      $       -           $       -
                                                        =======================================


The actual income tax expense for 2001, 2000, and 1999 differs from the "expected" amount (computed by applying the statutory federal income tax rate of 34% to the loss before income taxes) as follows (in thousands):

                                                          2001               2000                1999
                                                   ----------------------------------------------------------
Computed "expected" tax benefit                         $  (615)         $  (1,320)          $    (157)
Non-deductible amortization                                 273                254                 254
Change in valuation allowance and other                     342              1,066                (116)
                                                   --------------------------------------------------------
Actual tax benefit                                      $    -           $      -            $     (19)
                                                   ==========================================================


At December 31, 2001, the Company has net operating loss carryforwards of approximately $32.6 million. The net operating loss carryforwards expire in various amounts from 2002 through 2021. The Tax Reform Act of 1986 contains provisions that limit the ability to utilize net operating loss carryforwards in the case of certain events, including significant changes in ownership interests. As there was a significant change in ownership interests (as defined) on June 29, 1989, the Company is limited in its ability to utilize approximately $18.0 million of its net operating loss carryforwards. The annual limitation for the utilization of these carryforwards is approximately $1.3 million, and any unused amount can be utilized in subsequent years within the carryforward period.

At December 31, 2001, the Company had available approximately $16,000 of investment credit carryforwards, which expire in 2002.

9.  Employee Benefit Plans

The Company provides certain health and medical benefits to eligible employees, their spouses and dependents pursuant to a benefit plan funded by the Company. Each participating employee contributes to the Company's costs associated with such benefit plan. The Company's obligation to fund this benefit plan and pay for these benefits is capped through the Company's purchase of an insurance policy from a third party insurer. The amount established as a reserve is intended to recognize the Company's estimated obligations with respect to its payment of claims and claims incurred, but not yet reported under the benefit plan. Management believes that the recorded liability for medical self-insurance at December 31, 2001 is adequate to cover the losses and claims incurred, but these reserves are necessarily based on estimates, and the amount ultimately paid may be more or less than such estimates. These estimates are based upon historical information along with certain assumptions about future events, including increases in projected medical costs.

The Company has a retirement plan which is qualified under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the Board of Directors. Effective January 1, 2000, the Company started providing an employer match on the first 6% of participants' contributions. The amount of the Company's match is 50% of the participants' contributions and is paid annually. The Company's contribution to the plan for 2001 and 2000 was $210,900 and $174,000, respectfully. No Company contributions were made for the years ended December 31, 1999.

The Company does not offer post-retirement or post-employment benefits.

10.  Contingencies

During 1998, the Company disclosed the existence of a dispute regarding a customer's failure to pay for software products sold and delivered by the Company. As a result of the customer's non-payment, the Company fully reserved in 1997 for the outstanding receivable due. In May 1999, the Company and the customer reached an amicable resolution to the dispute that resulted in the recovery of $925,000 of the outstanding receivable, which is reflected in the 1999 statements of operations as a reduction to general and administrative expenses.

There are no other material pending legal proceedings to which the Company is a party or of which any of its property is subject.

11.  Quarterly Financial Information (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2001 and 2000.

                                                                        2001
                                    ------------------------------------------------------------------------------
                                                                 Three Months Ended
                                    ------------------------------------------------------------------------------
                                         Mar. 31            Jun. 30             Sep. 30             Dec. 31
                                         -------            -------             -------             -------
                                                      (in thousands, except per share amounts)
Total revenues                           $3,565              $3,320              $3,779              $4,742
Gross profit                              2,696               2,397               2,520               3,644
Net (loss) income available to
   common shareholders                     (596)               (832)               (741)                150
Basic and diluted (loss) income
   per common share                       (0.03)              (0.04)              (0.04)               0.01

                                                                        2000
                                    ------------------------------------------------------------------------------
                                                                 Three Months Ended
                                    ------------------------------------------------------------------------------
                                         Mar. 31            Jun. 30             Sep. 30             Dec. 31
                                         -------            -------             -------             -------
                                                      (in thousands, except per share amounts)
Total revenues                           $3,111              $2,182              $4,239              $4,452
Gross profit                              2,034               1,084               3,277               3,681
Net (loss) income available to
   common shareholders                   (1,335)             (2,504)                (92)                 49
Basic and diluted (loss) income
   per common share                       (0.08)              (0.15)              (0.01)               0.00

                        Additional Financial Information

                       Tangram Enterprise Solutions, Inc.

                 Schedule II - Valuation and Qualifying Accounts

                  Years ended December 31, 2001, 2000, and 1999

                                                  Balance at                                                     Balance at
                                                 Beginning of     Additions Charged to    Deductions from          End of
                                                    Period         Costs and Expenses         Reserves             Period
                                              ------------------- ---------------------- ------------------- --------------------
Year ended December 31, 2001:
  Allowance for doubtful accounts               $     340,800       $         292,700      $     324,800       $     308,700

Year ended December 31, 2000:
  Allowance for doubtful accounts                     508,700                 326,500            494,400             340,800

Year ended December 31, 1999:
  Allowance for doubtful accounts                   1,262,400                 375,000          1,128,700             508,700