Form 10-Q
period 2002-03-31
TANGRAM ENTERPRISE SOLUTIONS INC
filed 2002-05-15
CIK 804121

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (Mark one)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934



     For the quarterly period ended    March 31, 2002
                                    ---------------------------------------


                                       OR

     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
     For the transition period from_____________________to_________________


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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No ____
          ---

     The number of outstanding shares of Common Stock, $0.01 par value per share, as of May 14, 2002 was 19,802,439.

                      TANGRAM ENTERPRISE SOLUTIONS, INC.

                                    INDEX

                        PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements:



   Balance Sheets - March 31, 2002 (Unaudited) and December 31, 2001...........3

   Statements of Operations - Three Months Ended
      March 31, 2002 and 2001 (Unaudited)......................................4

   Statements of Cash Flows - Three Months Ended
      March 31, 2002 and 2001 (Unaudited)......................................5


   Notes to the Financial Statements...........................................6

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................10

Item 3 - Quantitative and Qualitative Disclosures About Market Risk...........27

                           PART II. OTHER INFORMATION

Item 2 - Changes in Securities and Use of Proceeds............................28

Item 6 - Exhibits and Reports on Form 8-K.....................................28

Signatures....................................................................29

                      Tangram Enterprise Solutions, Inc.

                                Balance Sheets
                     (in thousands, except share amounts)



                                                                                       March 31          December 31
                                                                                         2002                2001
                                                                                -----------------------------------------
Assets                                                                               (unaudited)          (audited)
Current assets:
   Cash and cash equivalents                                                         $      45          $     322
   Accounts receivable, net of allowance of $372 and $309
     in 2002 and 2001, respectively                                                      3,096              4,516
   Other                                                                                   465                251
                                                                                -----------------------------------------
Total current assets                                                                     3,606              5,089

Property and equipment:
   Computer equipment and software                                                         900                885
   Office equipment and furniture                                                          218                220
   Leasehold improvements                                                                  117                117
                                                                                -----------------------------------------
                                                                                         1,235              1,222
   Less accumulated depreciation and amortization                                       (1,012)              (965)
                                                                                -----------------------------------------
Total property and equipment                                                               223                257

Other assets:
   Acquired software technology, net accumulated amortization of $585 and $366
     in 2002 and 2001, respectively                                                      2,928              3,147
   Deferred software costs, net accumulated amortization of $944 and $1,461 in
     2002 and 2001, respectively                                                         3,318              3,218
   Cost in excess of net assets of business acquired                                     1,415              1,415
   Other intangibles, net accumulated amortization of $195 and $149 in 2002
     and 2001, respectively                                                                178                224
   Other                                                                                    55                 79
                                                                                -----------------------------------------
Total other assets                                                                       7,894              8,083
                                                                                -----------------------------------------
Total assets                                                                         $  11,723          $  13,429
                                                                               ==========================================

Liabilities and shareholders' equity
Current liabilities:
   Current portion of long-term debt                                                 $     403          $     300
   Accounts payable                                                                        341                210
   Accrued expenses                                                                        933              2,069
   Deferred revenue                                                                      3,746              4,096
                                                                                -----------------------------------------
Total current liabilities                                                                5,423              6,675

Long-term debt - shareholders                                                              645              1,020

Other liabilities                                                                          534                493

Shareholders' equity:
   Convertible preferred stock - Series F, par value $0.01, $1,000 stated
     value, 3,000 shares authorized, designated, issued and outstanding                     -                  -
   Common stock, par value $0.01, authorized 48,000,000 shares, 19,802,439 and
     19,405,548 issued and outstanding in 2002 and 2001, respectively                      198                194
   Additional paid-in capital                                                           50,525             50,164
   Accumulated deficit                                                                 (45,602)           (45,117)
                                                                                -----------------------------------------
Total shareholders' equity                                                               5,121              5,241
                                                                                -----------------------------------------
Total liabilities and shareholders' equity                                           $  11,723          $  13,429
                                                                               ==========================================


See accompanying notes.

                      Tangram Enterprise Solutions, Inc.

                           Statements of Operations
                   (in thousands, except per share amounts)

                                                                                         Three months ended March 31
                                                                                           2002               2001
                                                                                  ---------------------------------------
                                                                                                 (unaudited)
Revenue:
   Licenses and products                                                             $     1,298       $     1,623
   Services                                                                                1,849             1,988
                                                                                  ---------------------------------------
Total revenue                                                                              3,147             3,611

Cost of revenue:
   Cost of licenses and products                                                             595               486
   Cost of services                                                                          450               428
                                                                                  ---------------------------------------
Total cost of revenue                                                                      1,045               914
                                                                                  ---------------------------------------

Gross profit                                                                               2,102             2,697

Operating expenses:
   Sales and marketing                                                                     1,301             1,613
   General and administrative                                                                645               693
   Research and development                                                                  499               882
                                                                                  ---------------------------------------
Total operating expenses                                                                   2,445             3,188
                                                                                  ---------------------------------------

Loss from operations                                                                        (343)             (491)

Other expense, net                                                                           (78)              (78)
                                                                                  ---------------------------------------

Loss before income taxes                                                                    (421)             (569)
Provision for income taxes                                                                     -                 -
                                                                                  ---------------------------------------

Net loss                                                                             $      (421)      $      (569)

Preferred stock dividend                                                                     (64)              (26)
                                                                                  ---------------------------------------

Net loss available to common shareholders                                            $      (485)      $      (595)
                                                                                  =======================================

Loss per common share-
   Basic and diluted                                                                 $     (0.02)      $     (0.03)
                                                                                  =======================================

Weighted average number of common shares outstanding-
   Basic and diluted                                                                      19,544            17,406
                                                                                  =======================================

See accompanying notes.

                      Tangram Enterprise Solutions, Inc.

                           Statements of Cash Flows
                                (in thousands)

                                                                                            Three months ended March 31
                                                                                               2002               2001
                                                                                        -----------------------------------
                                                                                                      (unaudited)
Operating activities
   Net loss                                                                                $    (421)        $    (569)
   Adjustments to reconcile net loss to net cash provided by operating activities:
       Depreciation                                                                               48                35
       Amortization                                                                              654               672
       Reserve for doubtful accounts                                                              63                73
       Other                                                                                      42               (27)
   Cash provided by changes in working capital items:
       Accounts receivable and other current assets                                            1,143             2,191
       Accounts payable                                                                          131              (471)
       Accrued expenses                                                                       (1,136)             (161)
       Deferred revenue                                                                         (350)             (238)
                                                                                        -----------------------------------
Net cash provided by operating activities                                                        174             1,505

Investing activities
   Deferred software costs                                                                      (460)             (489)
   Expenditures for property and equipment                                                       (14)              (18)
   Cash received in connection with purchase of acquired software technology                       -                69
   Decrease in other assets                                                                       23                 6
                                                                                        -----------------------------------
Net cash used in investing activities                                                           (451)             (432)

Financing activities
   Net repayments on borrowings from shareholders                                                  -              (925)
                                                                                        -----------------------------------
Net cash used in financing activities                                                              -              (925)
                                                                                        -----------------------------------

Net (decrease) increase in cash and cash equivalents                                            (277)              148
Cash and cash equivalents, beginning of period                                                   322               553
                                                                                        -----------------------------------
Cash and cash equivalents, end of period                                                   $      45         $     701
                                                                                        ===================================

Supplemental disclosure of cash flows information
Cash paid during the period for interest                                                   $       -         $      30
                                                                                        ===================================

See accompanying notes.

                      TANGRAM ENTERPRISE SOLUTIONS, INC

                      NOTES TO THE FINANCIAL STATEMENTS
                                 (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

Basis of Presentation

     The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the statements have been included. The interim operating results are not necessarily indicative of the results that may be expected for a full fiscal year. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the financial statements and accompanying footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

     In November 2001, the staff of the FASB issued an announcement, "Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred." This announcement requires companies to characterize reimbursements received for out-of-pocket expenses incurred as revenue in the income statement. This announcement is to be applied in financial reporting periods beginning after December 15, 2001 and comparative financial statements for prior periods are to be reclassified to comply with the guidance in this announcement. We adopted the policies outlined in the announcement on January 1, 2002, as such, reimbursements for out of pocket expenses of $41,000 and $46,000 has been recognized as revenue for the three month period ended March 31, 2002 and 2001, respectively.

Impairment Of Long-Lived Assets And Identifiable Intangible Assets

     The Company accounts for long-lived assets pursuant to Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." The Company evaluates its property and equipment, intangible assets and other long-lived assets for impairment and assesses their recoverability based upon anticipated future cash flows. If changes in circumstances lead Company management to believe that any of its long-lived assets may be impaired, the Company will (a) evaluate the extent to which the remaining book value of the asset is recoverable by comparing the future undiscounted cash flows estimated to be associated with the asset to the asset's carrying amount and (b) write-down the carrying amount to market value or discounted cash flow value to the extent necessary. As of and March 31, 2002, management did not consider any of the Company's long-lived assets to be impaired.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.


     The Company adopted the provisions of SFAS No. 141 in July 2001, except with regard to business combinations initiated prior to July 1, 2001, and SFAS No. 142 was adopted on its effective date of January 1, 2002. The Company has used the purchase method when accounting for past business combinations and the adoption of the standard did not result in any change to the Company's financial statements except for the non-amortization provision of the standard. Upon adoption of SFAS No. 142 the Company performed an initial test of potential intangible assets impairment. This required initial benchmark evaluation was performed as of January 1, 2002 resulting in no impairment in the value of the Company's goodwill and related intangibles. Application of the non-amortization provision of the standard is expected to reduce operating expenses in 2002 by approximately $748,000 as compared to operating results if this standard had not been applied. If we were to adjust the 2001 comparative amounts to exclude this amortization expense and conform to the 2002 presentation, general and administration expense, total operating expenses, loss from operations and the net loss, as presented, would be reduced by approximately $187,000 each.


     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." Under SFAS No. 143, the fair value of a liability for an asset retirement obligation must be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material impact on our financial position or results of operations.

Earnings Per Share

     In accordance with SFAS No. 128, "Earnings Per Share," basic earnings per common share calculations are based on net earnings (loss) after preferred stock dividend requirements and the weighted-average number of common shares outstanding during each period. Diluted earnings (loss) per common share also reflects the potential dilution that would occur assuming the exercise of stock options and other related effects. Weighted average number of common shares outstanding on a diluted basis for the three-month periods ended March 31, 2002 and 2001 do not include common stock equivalents because the effect of inclusion of these would be to reduce the loss per common share. If the exercise of stock options were included, the weighted average number of common shares outstanding would have increased by 60,000 and 23,900 for the periods ended March 31, 2002 and 2001, respectively.

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

     Research and development costs are comprised of the following (in thousands):

                                                             Three months ended March 31
                                                               2002               2001
                                                         ---------------------------------
Research and development costs incurred                  $      959       $      1,371
Less - capitalized software development costs                  (460)              (489)
                                                         ---------------------------------
Research and development costs, net                      $      499       $        882
                                                         =================================

     Included in cost of revenues is amortization of software development costs and acquired software technology of $579,000 and $466,000 for the three months ended March 31, 2002 and 2001, respectively. During the three-month period ended March 31, 2002 approximately $876,400 of fully amortized software development costs were removed from deferred software costs and accumulated amortization.

NOTE 3.  LONG-TERM DEBT - SHAREHOLDERS

     The Company has a $3 million unsecured revolving line of credit with Safeguard Scientifics, Inc. ("Safeguard"), a majority shareholder of the Company, holding 100% of the Company's outstanding Series F preferred shares and approximately 59% of the Company's outstanding common stock (assuming the conversion of the Series F preferred stock). Terms of the line of credit require monthly interest payments at the prime rate plus 1%. Principal is due 13 months after date of demand by Safeguard or earlier in the case of a sale of substantially all of the assets of the Company, a business combination or upon the closing of a debt or equity offering. As of May 14, 2002, borrowings under the line of credit with Safeguard are $500,000. During the three months ended March 31, 2001, the Company incurred $49,000 of interest cost under the revolving line of credit with Safeguard.

     On March 1, 2001, pursuant to an Asset Purchase Agreement dated February 13, 2001, the Company issued 3,000,000 shares of its common stock and $1.5 million in non-interest bearing Promissory Notes ("Notes") to Axial Technology Holding AG ("Axial") (See Note 5 below). The Notes require the payment of $300,000, $500,000, and $700,000 on the first, second, and third anniversaries, respectively, of the Asset Purchase Agreement. With respect to the first note payment, the Company could elect to provide, in lieu of cash, a number of shares of its common stock equivalent in aggregate value to the amount of such cash payment, the value of each such share to be deemed equal to 80% of the average NASDAQ closing price during the 20 trading days immediately prior to the relevant note payment date. The carrying amount of the Company's notes due to Axial was established by discounting the expected future cash payment obligations using a current interest rate at which the Company could borrow for debt of similar size and maturity. On March 1, 2002 we issued 381,098 shares of our common stock in lieu of the first note payment due on March 1, 2002. Related to this transaction, the Company recognized an interest charge of $46,800, reflecting the difference between the face amount of the note and the fair value of the stock exchange in settlement of the note obligation.

    The following table presents the carrying amounts and fair values of the Company's debt instruments at March 31, 2002 and December 31, 2001 (in thousands):

                                                                 March 31,              December 31,
                                                                   2002                     2001
                                                          --------------------     --------------------
Borrowings under revolving credit facility                      $    -                    $   -

Notes payable due Axial (less unamortized discount of
   $152 and $180, respectively - effective rate of 9.5%)
                                                                   1,048                    1,320
                                                          --------------------     --------------------
                                                                   1,048                    1,320
Less current portion                                                (403)                    (300)
                                                          --------------------     --------------------
Long-term debt - shareholders                                   $    645                  $ 1,020
                                                          ====================     ====================

NOTE 4.  EQUITY TRANSACTIONS

     Pursuant to an Asset Purchase Agreement dated February 13, 2001, we issued 3,000,000 shares of our common stock and $1.5 million in non-interest bearing Promissory Notes ("Notes") to Axial Technology Holding AG ("Axial") for all rights of ownership to Axial's proprietary asset management technology. The Notes require the payment of $300,000, $500,000, and $700,000 on the first, second, and third anniversaries, respectively, of the Asset Purchase Agreement. As more fully described in Note 3 above, on March 1, 2002 we issued 381,098 shares of our common stock in lieu of the first note payment due on March 1, 2002.

     Under the terms of the Series F Convertible Preferred Stock ("Series F Shares"), holders of the Series F Shares are entitled to a cumulative quarterly dividend, when and if declared by the Board, at a rate per share equal to 2% of the issuance price per quarter. At March 31, 2002, dividends in arrears on the Series F Shares were approximately $275,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, among others, statements containing the words "believes," "anticipates," "estimates," "expects," and words of similar import. Such statements are subject to certain risks and uncertainties, which include but are not limited to those important factors discussed in cautionary statements throughout the section below and those set forth in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2002, and are qualified in their entirety by those cautionary statements.



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

Critical Accounting Policies

     The Securities and Exchange Commission (SEC) recently released Financial Reporting Release No. 60, which requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. In addition, Financial Reporting Release No. 61 was recently released by the SEC to require all companies to include a discussion to address, among other matters, liquidity, off-balance sheet arrangements and contractual obligations and commercial commitments. The following is a listing of our critical accounting policies and a brief discussion of each:

          .   Allowance for doubtful accounts
          .   Deferred software costs
          .   Recoverability of goodwill and other intangible assets
          .   Income taxes
          .   Revenue recognition

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

Recoverability of Goodwill and Other Intangible Assets

     We periodically assess the impairment of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that we consider important which could trigger an impairment review include significant underperformance relative to historical or expected future operating results, significant changes in the manner or use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends or a decline in our stock price for a sustained period.

     If we determine that the carrying value of identifiable goodwill and other intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we assess the recoverability of the intangibles by determining whether the carrying value of the goodwill and other intangible assets can be recovered through undiscounted future operating cash flows. The amount of goodwill and other intangible assets impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate commensurate with the risk inherent in our current business model. Net goodwill and other intangible assets amounted to approximately $1.6 million as of March 31, 2002.

     In 2002, SFAS No. 142, "Goodwill and Other Intangible Assets" became effective, and as a result, we ceased amortization of goodwill on January 1, 2002. In lieu of amortization, we were required to perform an initial impairment review of goodwill in 2002 and an annual impairment review thereafter. SFAS No. 142 requires us to test goodwill for impairment at a level referred to as a reporting unit. We operate in a single industry and are engaged in the design and sale of a limited number of software products, as such, we believe we meet the definition of a single reporting unit. SFAS No. 142 requires that if the fair value of the reporting unit is less than its carrying amount, the goodwill is considered potentially impaired and a loss is recognized if its carrying value exceeds its implied fair value. To determine fair value, we used the quoted market price of our stock. The required initial benchmark evaluation was performed as of January 1, 2002 resulting in no impairment in the value of the Company's goodwill and any related intangibles.

Income Taxes

     We are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent that we believe recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance in a period, we must include an expense within the tax provision in the Statements of Operations. We have recorded a valuation allowance against our entire net deferred tax assets given the losses we have incurred and the uncertainties regarding our future operating profitability and taxable income.

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

Revenues from license agreements are recognized currently, provided that all of the following conditions are met: (i) a non cancelable license agreement has been signed; (ii) the product has been delivered; (iii) the fee is fixed or determinable; (iv) there are no material uncertainties regarding customer acceptance; (v) collection of the resulting receivable is deemed probable and the risk of concession is deemed remote; and (vi) no other significant vendor obligations related to the software exist. Generally, these criteria are met at the time of delivery. Provision is made at the time the related revenue is recognized for estimated product returns, which historically have been immaterial. We analyze historical returns, current economic trends, and changes in reseller and customer demands when evaluating the adequacy of provisions for sales returns. At the time of the transaction, we determine whether the fee is fixed and determinable based on the terms of the agreement associated with the transaction. If a significant portion of a fee is contingent on future events we will recognize revenue as the future events occur. We consider all arrangements with payment terms longer than our normal business practice, which do not extend beyond 12 months, not to be fixed or determinable and revenue is recognized when the fee becomes due. We assess collectibility based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. If we determine that collection of the fee is not reasonably assured, we will defer the revenue and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. For all sales, we generally use a binding purchase order or signed license agreement as evidence of an arrangement.

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

RESULTS OF OPERATIONS

Revenue

Licenses and products revenue for the three-month period ended March 31, 2002 decreased 20% to $1.3 million from $1.6 million in the comparable period in 2001. Licenses and products revenue include the sales of our Asset Management product line, which consist of Asset Insight and Enterprise Insight, and product upgrades and add-ons of AM:PM and our traditional mainframe product, Arbiter. Asset Insight licenses and products revenue contributed $1.1 million, or 84% of total licenses and products revenue, in the first quarter of 2002 and $1.4 million, or 85% of total licenses and products revenue, in the comparable period in 2001. Our business and operating results are subject to the effects of changes in general economic conditions. There has been a rapid and severe downturn in the worldwide economy during the past 18 months. We expect this downturn to continue, and are uncertain as to its future severity and duration. We believe that these conditions, as well as the decline in worldwide economic conditions, have led our current and potential customers to reduce their IT spending. If these conditions worsen, demand for our products and services may be reduced as a result of even further reduced spending on IT products such as ours. Revenue from AM:PM and our traditional mainframe products decreased to $212,000 in 2002 from $242,000 in 2001. As we have focused our efforts on our core asset management offerings and away from automated software distribution and the traditional mainframe product lines, we believe that this trend of declining AM:PM and Arbiter license revenue will continue and any future revenue to be unpredictable.

     Services revenue decreased 7% to $1.8 million in the first quarter of 2002 from $2.0 million in the first quarter of 2001. Services revenue includes postcontract customer support (PCS) agreements, expert asset management consulting services, and training and support services not otherwise covered under maintenance agreements. Postcontract customer support includes telephone support, bug fixes, and rights to upgrades on a when-and-if available basis. Consulting services consist primarily of implementation services performed on a time and material basis for the installation of the our software products, database trigger services which create a mechanism for importing data from a third party system and on-site training services. PCS revenue from the sale of the asset management product line increased 20% to $1.2 million in the first quarter of 2002 from $1.0 million in the comparable period of 2001. AM:PM and Arbiter PCS revenue and maintenance decreased to $374,000 in the first quarter of 2002 from $422,000 in the comparable period of 2001. As noted above, we expect the trend of declining AM:PM and Arbiter PCS revenue and maintenance renewals to continue. Our consulting services revenue decreased to $248,000 in the first quarter of 2002 from $561,000 during the same period in 2001. The decline in 2002 in consulting services revenue reflects the tight spending environment that exist for IT products and services such as our, as well as the impact of a single Asset Insight deployment engagement of approximately $373,000 that was awarded in late 2000 and delivered in the first quarter of 2001. The first quarter of 2002 did not have a similar engagement of that size. A key part of our strategy is to expand our delivery of expert asset management services. If we are unable to meet customers' service requests with internal resources (due to limited capacity or business expertise), we will endeavor to partner with our partners and other third-party service providers for additional support. There can be no assurance that we will be able to grow our service business. Our failure to implement solutions that address customers' requirements and provide timely and cost-effective customer support and service could have a material adverse effect on our future business, operating results, and financial condition.

     In order to grow our business, increase our revenues, and improve our operating results, we believe we must continue to expand internationally. International revenue (including PCS contracts) for the three-month period ending March 31, 2002 was $204,000 compared to $542,000 during the same period in 2001, and represented approximately 7% and 15% of our total revenue in 2002 and 2001, respectively. We have expanded our European sales initiatives by establishing agreements with five distributors that are marketing our Asset Insight and Enterprise Insight solutions in the United Kingdom, Germany, Ireland, Scandinavia, Switzerland, Italy, Portugal, and Spain. We carefully select distributors that share our customer-centric philosophy and are committed to selling Tangram's solutions as their exclusive asset tracking and asset management offerings. We are currently evaluating expanding our distributor network to the English-speaking regions of the Pacific Rim, including Hong Kong, Singapore, and Australia. International expansion will require significant management attention and financial resources, and we may not be successful in expanding our international operations. We have limited experience in developing local language versions of our products or in marketing our products to international customers. To date, the majority of our international revenue has been denominated in United States currency. If future international sales are denominated in local currency, there is an additional risk associated with fluctuating exchange rates.

Cost of Revenue

     Cost of licenses and products includes costs related to the distribution of licensed software products and the amortization of acquired software technology and capitalized software development costs. A significant component of cost of licenses and products is attributable to the amortization of acquired software technology and deferred development costs. Cost of licenses and products increased 22% in the first quarter of 2002 to $595,000 from $486,000 million in the comparable period in 2001. This increase reflects the amortization of acquisition and related development costs associated with the purchase of the Wyzdom Solutions technology, which provided the technological foundation for our Enterprise Insight product. Amortization of software development costs for the first quarter of 2002 was $579,000 compared to $466,000 in the same period of 2001. Cost of licenses and products as a percentage of licenses and products revenue was 46% for the period ending March 31, 2002, compared to 30% in the comparable period in 2001.

     Cost of services reflects the cost of the direct labor force, including the associated personnel, travel, and subsistence, and occupancy costs incurred in connection with providing consulting and maintenance services. Cost of services in the three-month period ended March 31, 2002 increased 5% to $450,000 from $428,000 in the comparable period in 2001. Cost of services as a percentage of services revenue in the first quarter of 2002 increased to 25% from 22% during the same period in 2001.

Sales and Marketing

     Sales and marketing expenses consist principally of salaries, commissions, and benefits for sales, marketing, and channel support personnel, and the costs associated with product promotions and related travel. Sales and marketing expenses decreased 19% to $1.3 million in the three month period ended March 31, 2002 from $1.6 million in the comparable period in 2001. Sales and marketing expenses decreased as a percentage of revenue in the first quarter of 2002 to 42% from 45% in the same period in 2001, principally resulting from lower absolute dollars spent in 2002. The reduction in 2002 is directly attributable to lower sales commission, marketing costs, and related sales travel as a result of the overall decline in sales revenue during the first quarter when compared to the same period in the previous year. We are currently investing and intend to continue to invest significant resources in developing the direct sales organization in North America and our distributor channel in Europe. The sales organization continues to follow a sales process that shifts from a point solution to a business solution sale. This process requires the efforts of experienced sales personnel, as well as specialized consulting professionals. In addition, the complexity of our products, and issues associated with installing and maintaining them, require highly trained customer service and support personnel. Our direct sales force has limited experience selling and delivering our phased asset management solutions. We have started a process to evaluate every member of our direct sales force to determine whether they have the necessary skills. We may be required to take action where necessary to upgrade or replace skill sets as well as invest in a large sales force in order to drive higher levels of sales activity. If we are unable to successfully direct our sales force or hire these personnel in the future and train them in the use of our products, our business, operating results, and financial conditions could be harmed.

General and Administrative

     General and administrative expenses consist principally of salaries and benefit costs for administrative personnel, general operating costs, legal, accounting and other professional services. General and administrative expenses decreased 7% for the first quarter of 2002 to $645,000 from $693,000 in the first quarter of 2001. As a percentage of total revenue, general and administrative expenses was 21% for the first quarter of 2002 compared to 19% in the first quarter of 2001. This increase is due to lower recognized revenues during the first quarter of 2002 as compared to the same period in 2001.

Research and Development

     Research and development expenses consist primarily of salaries and benefits for the software development and technical support staff and, to a lesser extent, costs associated with independent contractors. We capitalize certain software development costs incurred to develop new software or to enhance our existing software. Such capitalized costs are amortized on an individual product basis commencing when a product is generally available for release. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Gross expenditures for research and development decreased 30% in the first three months of 2002 to $959,000 from $1.4 million in the comparable period in 2001. As a percentage of revenue, gross research and development costs decreased to 31% in the first quarter of 2002 from 38% in the same period in 2001. The decrease in cost in 2002 can be attributable to lower staffing levels and personnel related costs when compared to the respective period in the previous year. We capitalized and deferred development costs of $460,000, or 48% of gross research and development costs, in the first quarter of 2002, a decrease from $489,000, or 36% of gross research and development costs, during the same period in 2001. Net research and development expenses decreased to $499,000 in the period ending March 31, 2002 from $882,000 in the comparable period of 2001 for the reasons noted above. As a result of rapid technological change in the industry, our position in existing markets can be eroded rapidly by product advances. The life cycles of our products are difficult to estimate. Our growth and future financial performance depend in part upon our ability to improve existing products and develop and introduce new products that keep pace with technological advances, meet changing customer needs, and respond to competitive products. If we cannot compete effectively in our markets by offering products that are comparable in functionality, ease of use, and price to those of our competitors, our revenues will decrease, and our operating results will be adversely affected. Many of our current and potential competitors have substantially greater financial, technical, marketing, and other resources than we have. As a result, they may be able to devote greater resources than we can to the development, promotion, and sale of their products and may be able to respond more quickly to new or emerging technologies and changes in customer needs. As such, we will continue to commit substantial resources to research and development efforts in the future.


Other Expense, Net

     Other expense, net consists primarily of interest expense. Interest expense remained constant at $78,000 for the three months ended March 31, 2002 and 2001.



Provision for Income Taxes

     There was no provision for income taxes for the three months ended March 31, 2002 and 2001, respectively, due to the net losses incurred in the first quarters of 2002 and 2001. At December 31, 2001, the Company has net operating loss carryforwards of approximately $32.6 million, which are available to offset future federal taxable income and expire in various amounts from 2002 through 2020. The Internal Revenue Code of 1986, as amended (the "Code"), contains provisions that limit the ability to utilize net operating loss carryforwards in the case of certain events, including significant changes in ownership interests (as defined in the Code) on June 29, 1989, the Company is limited in its ability to utilize approximately $18.0 million of its net operating loss carryforwards. The annual limitation for the utilization of these carryforwards is approximately $1.3 million, and any unused amount can be utilized in subsequent years within the carryforward period.

     At December 31, 2001, the Company had available approximately $16,000 of investment credit carryforwards, which expire in 2002.

Net Loss

     We have incurred substantial losses in recent years, and predicting our future operating results is difficult. If we continue to incur losses, if our revenues decline, or if our expenses increase without commensurate increases in revenues, our operating results will suffer and the price of our common stock may fall. The company recorded a net loss of $421,000, or $0.02 per share, in the three-month period ended March 31, 2002 compared to a net loss of $569,000, or $0.03 per share, in the comparable period in 2001. On an EBITDA performance measure, our performance improved in the three month period ended March 31, 2002 to a loss of $128,000, down from a loss of $288,000 for the comparable period in 2001. These improvements are the results of the 2001 cost containment measures that were initiated to address the economic downturn in the technology sector. EBITDA is defined as earnings or loss before interest, taxes, depreciation, and amortization after adding back the cost of capitalized software development costs. If our revenue does not grow or our revenue declines, our operating results could be seriously impaired because many of our expenses are fixed and cannot be easily or quickly changed.

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

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

     The Company adopted the provisions of SFAS No. 141 on July 1, 2001, except with regard to business combinations initiated prior to July 1, 2001, and SFAS No. 142 became effective January 1, 2002. The Company has always used the purchase method when accounting for past business combinations and thus no change in procedures is required going forward. Upon adoption of SFAS No. 142 an initial testing of impairment is required. The required initial benchmark evaluation was performed as of January 1, 2002 resulting in no impairment in the value of the Company's goodwill. Application of the non-amortization provision of the standard is expected to reduce operating cost in 2002 by approximately $748,000 as compared to operating results if this standard had not been applied.


     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." Under SFAS No. 143, the fair value of a liability for an asset retirement obligation must be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material impact on our financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. We adopted SFAS No. 144 on January 1, 2002, which did not have a material impact on our financial position or results of operations.

     In November 2001, the staff of the FASB issued an announcement, "Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred." This announcement requires companies to characterize reimbursements received for out of pocket expenses incurred as revenue in the income statement. This announcement is to be applied in financial reporting periods beginning after December 15, 2001 and comparative financial statements for prior periods are to be reclassified to comply with the guidance in this announcement. We adopted the policies outlined in the announcement on January 1, 2002, as such, reimbursements for out of pocket expenses of $41,000 and $46,000 has been recognized as revenue and cost of service for the three month period ended March 31, 2002 and 2001, respectively.



     We do not expect the adoption of other recently issued accounting pronouncements to have a significant impact on our results of operations, financial position, or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2002, we have $45,000 of cash on hand, $3.1 million in trade receivables and $3.0 million of borrowing capacity on our line of credit with Safeguard. Terms of the line of credit require monthly interest payments at the prime rate plus 1%. Principal is due 13 months after date of demand by Safeguard or earlier in the case of a sale of substantially all of our assets, a business combination, or upon the closing of a sale of a debt or equity offering. As of May 14, 2002, there were borrowings under the line of credit with Safeguard in the amount of $500,000. In the past we have funded our operations through borrowings and cash generated from operations. However, the recent trend of operating losses and inconsistent revenue trends may require us to seek other sources of capital.

     The cash provided by operating activities during the first three months of 2002 was $174,000 compared to $1.5 million during the same period in 2001. The reduction in cash generated from operating activities was principally due to the changes in accounts receivables and accrued expenses.

     Net cash used in investing activities for the quarters ended March 31, 2002 and 2001 amounted to $451,000 and $432,000, respectively, principally representing capitalized development costs. In accordance with SFAS No. 86, we capitalized and deferred development costs of $460,000, or 48% of gross research and development costs, during the three months ended March 31, 2002, and $489,000, or 36% of gross research and development costs, during the three months ended March 31, 2001. Net cash used in investing activities reflects our continued and ongoing investment associated with our commitment to develop, enhance, and improve our asset management line of products. Our business is not capital asset intensive, and capital expenditures in any year normally would not be significant in relation to our overall financial position. Generally, our capital expenditures relate to information technology hardware and software purchases. Capital expenditures were approximately $14,000 in the first quarter of 2002 as compared to approximately $18,000 in 2001. We currently expect our capital expenditure requirements in 2002 to be in a range of $200,000 to $400,000.

     There were no financing activities in the three-month period ended March 31, 2001. Net cash used in financing activities in 2001 reflect the reduction of $925,000 of our borrowings under the Safeguard line of credit. In 2002 and 2001, due to our stock price levels, there were no exercises of employee stock options.

Contractual Obligations

     Our contractual obligations consist of noncancelable operating leases for facilities and equipment, debt financing, and cumulative dividend requirements on the Series F preferred stock. We lease our facilities, as well as sublease a part of a facility to an outside party, and certain equipment under several non-cancelable operating lease agreements that expire at various times through 2004. Certain of these leases contain fixed rental increases over the life of the respective lease. Net rental expense was $266,000 for the three-month periods ending March 31, 2002 and 2000.

     Future minimum lease payments under non-cancelable operating leases and subleases at December 31, 2001 are as follows (in thousands):

           Commitments         Sublease Rentals         Net Commitments
         ------------------   --------------------   ----------------------
 2002          $ 1,477                    $ 289                 $ 1,188
 2003            1,314                      298                   1,016
 2004              952                      229                     723
 2005                3                        -                       3
         ------------------   --------------------   ----------------------
               $ 3,746                    $ 816                 $ 2,930
         ==================   ====================   ======================

     Pursuant to an Asset Purchase Agreement dated February 13, 2001, we issued 3,000,000 shares of our common stock and $1.5 million in non-interest bearing Promissory Notes ("Notes") to Axial Technology Holding AG ("Axial") for all rights of ownership to Axial's proprietary asset management technology. The Notes require the payment of $300,000, $500,000, and $700,000 on the first, second, and third anniversaries, respectively, of the Asset Purchase Agreement. With respect to the first note payment, we could elect to provide, in lieu of cash, a number of shares of common stock, equivalent in aggregate value to the amount of such cash payment, the value of each such share to be deemed equal to 80% of the average Nasdaq closing price during the 20 trading days immediately prior to the relevant note payment date. On March 1, 2002 we issued 381,098 shares of our common stock in lieu of the first note payment due on March 1, 2002.

     We may continue to make other investments in complementary products, technologies, or companies. We may not realize the anticipated benefits of any other acquisition or investment. If we make an acquisition, it may be necessary to integrate products of these companies with our technology, and it is uncertain whether we may accomplish this easily or at all. These integration difficulties could disrupt our ongoing business, distract management and employees, or increase expenses. Acquisitions are inherently risky, and we may also face unexpected costs, which may adversely affect operating results in any quarter.

     Under the terms of the Series F Convertible Preferred Stock ("Series F Shares"), holders of the Series F Shares are entitled to a cumulative quarterly dividend, when and if declared by the Board, at a rate per share equal to 2% of the issuance price per quarter. At March 31, 2002, dividends in arrears on the Series F Shares were approximately $275,000.

     As stated above, Safeguard has agreed to assist in funding our projected cash requirements by providing a $3.0 million line of credit, of which there is $500,000 borrowed as of May 14, 2002. Although operating activities may provide cash in certain periods, we anticipate that our operating and investing activities may use additional cash. Consequently, operations may require us to obtain additional equity or debt financing. However, we have no present understanding, commitment, or agreement with respect to any such transaction. Accordingly, there can be no assurance that we will have access to adequate debt or equity financing or that, if available, it will be under terms and conditions satisfactory to us or which may not be dilutive.

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


RISK FACTORS

     In addition to other information in this Form 10-Q, the following risk factors should be carefully considered in evaluating Tangram and our business because such factors currently may have a significant impact on Tangram's business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this Form 10-Q, and the risks discussed in Tangram's other Securities and Exchange Commission filings including our Form 10-K for our fiscal year ended December 31, 2001, actual results could differ materially from those projected in any forward-looking statements. Moreover, the risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business could be materially harmed. In that event, the trading price of our common stock could decline.

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

     Our revenues or operating results in a given quarter could be substantially less than anticipated by our investors, which could result in a substantial decline in our stock price. In addition, quarter to quarter variations could create uncertainty about the direction or progress of our business, which could also result in a decline in the price of our common stock. Our revenues and operating results will vary from quarter-to-quarter for many reasons, many of which are beyond our control, including:

         .       changes in demand for our products;

         . the size, timing and contractual terms of orders for our products;

         . any downturn in our customers and potential customers' businesses, the domestic economy or international economies where our customers and potential customers do business;

         . the timing of product releases or upgrades by us or by our competitors; and

         . changes in the mix of revenue attributable to higher-margin software products as opposed to substantially lower-margin services.

     As a result, our quarterly revenues and operating results are not predictable with any significant degree of accuracy.

     If the market for IT asset management software does not continue to develop as we anticipate, the demand for our products might be adversely affected.

     As their needs have become more complex, many companies have been addressing their IT asset management needs for systems and applications internally and only recently have become aware of the benefits of third-party software products such as ours. Our future financial performance will depend in large part on the continued growth in the number of businesses adopting third-party IT asset management software products and their deployment of these products on an enterprise-wide basis.

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

     Our ability to sell our products into new markets and to increase our penetration into existing markets will be impaired if we fail to expand our distribution channels and sales force. Our products and services require a sophisticated selling effort targeted at several key people within a prospective customer's organization. This process requires the efforts of experienced sales personnel, as well as specialized consulting professionals. In addition, the complexity of our products, and issues associated with installing and maintaining them, require highly-trained customer service and support personnel. We are in the process of transitioning and expanding our direct sales force to complement our marketing arrangements with our channel partners and distributors. As we have only recently begun this process, our direct sales force has limited experience selling and delivering our phased asset management solutions. If we are unable to successfully train our direct sales force or hire these personnel in the future and train them in the use of our products, our business, operating results, and financial conditions could be harmed.

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

     Recent unfavorable economic conditions and reductions in IT spending could limit our ability to grow our business. Our business and operating results are subject to the effects of changes in general economic conditions.

     There has been a rapid and severe downturn in the worldwide economy during the past 18 months. We expect this downturn to continue, but are uncertain as to its future severity and duration. This uncertainty has increased because of the potential long-term impact of terrorist attacks, such as the attacks on the United States on September 11, 2001, and the resulting military actions against terrorism. In the future, fears of global recession, war and additional acts of terrorism in the aftermath of the September 11, 2001 attack may continue to impact global economies negatively. We believe that these conditions, as well as the decline in worldwide economic conditions, have led our current and potential customers to reduce their IT spending. If these conditions worsen, demand for our products and services may be reduced as a result of even further reduced spending on IT products such as ours.

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

     We face strong competitors that have greater market share than we do and pre-existing relationships with our potential customers, and if we are unable to compete effectively, we might not be able to achieve sufficient market penetration to achieve or sustain profitability.

     The market for IT asset management products and services is rapidly evolving and highly competitive, and we expect competition in this market to persist and intensify. We may not have the resources or expertise to compete successfully in the future. Many of our competitors have substantially greater financial, customer support, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. If our competitors maintain significant market share, we might not be able to achieve sufficient market penetration to grow our business, and our operating results could be harmed.

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

     Software products as complex as those we offer may contain errors that may be detected at any point in a product's lifecycle. While we continually test our products for errors and work with customers through our customer support services to identify and correct bugs, errors in our products may be found in the future even after our products have been commercially introduced. Testing for errors is complicated in part because it is difficult to simulate the complex, distributed computing environments in which our customers use our products, as well as because of the increased functionality of our product offerings. We have experienced errors in the past that resulted in delays in product shipment and increased costs. There can be no assurance that, despite our testing, errors will not be found. If we were required to expend significant amounts to correct software bugs or errors, our revenues could be harmed as a result of an inability to deliver the product, and our operating results could be impaired as we incur additional costs without offsetting revenues. Such errors may result in loss of, or delay in, market acceptance and sales, diversion of development resources, injury to our reputation, or increased service and warranty costs, any of which could have a material adverse effect on our business, results of operations, and financial condition.

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

     Future changes in accounting standards, particularly changes affecting revenue recognition, could cause unexpected revenue fluctuations.

     Future changes in accounting standards, particularly those affecting revenue recognition, could require us to change our accounting policies. These changes could cause deferment of revenue recognized in current periods to subsequent periods or accelerate recognition of deferred revenue to current periods, each of which could cause shortfalls in meeting investors' expectations. Any of these shortfalls could cause a decline in our stock price.

     The Nasdaq Stock Market, Inc. may delist our common stock from The Nasdaq SmallCap Market if we fail to meet their continued listing requirements, including maintaining a $1.00 per share minimum bid price. The delisting of our common stock could materially adversely affect the market price and market liquidity of our common stock.

     We currently are not in compliance with the $1.00 minimum bid price listing requirement for continued listing on The Nasdaq Smallcap Market and have been notified by Nasdaq that we have until October 1, 2002 to demonstrate a closing bid price of at least $1.00 per share or more for a minimum of ten consecutive trading days. If we fail to meet Nasdaq's continued listing requirements by October 1, 2002, we may be delisted from The Nasdaq SmallCap Market. If our common stock is delisted from The Nasdaq SmallCap Market, trading, if any, of our common stock would thereafter have to be conducted in the over-the-counter market. In such an event, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our common stock. In addition, if our common stock were to be delisted from trading on The Nasdaq SmallCap Market and the trading price of the common stock were to remain below $5.00 per share, trading in our common stock could also be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a "penny stock" (generally, any non-Nasdaq and non-national exchange equity security that has a market price of less than $5.00 per share, subject to certain exceptions). The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of our common stock and the ability of investors to trade our common stock. Many brokerage firms are reluctant to recommend lower price stocks for their clients, and the policies and practices of a number of brokerage houses tend to discourage individual brokers within those firms from dealing in lower price stocks. Also, the brokerage commission on the purchase or sale of a stock with a relatively low per share price generally tends to represent a higher percentage of the sales price than the brokerage commission charged on a stock with a relatively higher per share price, to the detriment of our shareholders and the market for our common stock.

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



ITEM  3.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are exposed to market risk from changes in interest rates. Such changes in interest rates impact interest cost on our interest rate sensitive liabilities. Interest rate sensitive liabilities are assumed to be those for which the stated interest rate is not contractually fixed for the next 12-month period. Thus, liabilities that have a market-based index, such as the prime rate, are rate sensitive. As of May 14, 2002, the only interest rate sensitive liability is the $3.0 million unsecured revolving line of credit with Safeguard. Assuming a hypothetical, immediate 100 basis point increase in the interest rate, our interest expense over the following 12-month period would be increased by approximately $13,000. The hypothetical model prepared by us assumes that the balance of interest rate sensitive liabilities fluctuates based on our anticipated borrowing levels over the next 12-month period. Thus, this model represents a static analysis, which cannot adequately portray how we would respond to significant changes in market conditions. Furthermore, the analysis does not necessarily reflect our expectations regarding the movement of interest rates in the near term, including the likelihood of an immediate 100 basis point change in the interest rates nor the actual effect on interest cost if such a rate change were to occur. We have not historically used financial instruments to hedge interest rate exposure, do not use financial instruments for trading purposes, and are not a party to any leveraged derivatives.

     The majority of international revenue has been denominated in United States currency; therefore, we have not experienced any significant currency fluctuations. If we are successful in growing our international revenues, we will be exposed to risks inherent with fluctuations in currency exchange rates.

PART II - OTHER INFORMATION

ITEM 2.       CHANGES IN SECURITITES AND USE OF PROCEEDS

     Pursuant to an Asset Purchase Agreement dated February 13, 2001, we issued 3,000,000 shares of our common stock and $1.5 million in non-interest bearing Promissory Notes ("Notes") to Axial Technology Holding AG ("Axial") for all rights of ownership to Axial's proprietary asset management technology. The Notes require the payment of $300,000, $500,000, and $700,000 on the first, second, and third anniversaries, respectively, of the Asset Purchase Agreement. With respect to the first note payment, we could elect to provide, in lieu of cash, a number of shares of common stock, equivalent in aggregate value to the amount of such cash payment, the value of each such share to be deemed equal to 80% of the average Nasdaq closing price during the 20 trading days immediately prior to the relevant note payment date. On March 1, 2002 we issued 381,098 shares of our common stock in lieu of the first note payment due on March 1, 2002.

     Under the terms of the Series F Convertible Preferred Stock ("Series F Shares"), holders of the Series F Shares are entitled to a cumulative quarterly dividend, when and if declared by the Board, at a rate per share equal to 2% of the issuance price per quarter. At March 31, 2002, dividends in arrears on the Series F Shares were approximately $275,000.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits

         Exhibit
         Number            Exhibit Description
         ------            -------------------

         None

b)  Reports on Form 8-K

     On February 20, 2002, we filed a Current Report on Form 8-K announcing that we held a conference call to discuss the Company's fourth quarter and year-end financial results. We voluntarily elected to file a copy of the transcript on this Form 8-K to ensure that the contents of such conference call were fully disseminated and that all of our investor had full access to such transcript.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Tangram Enterprise Solutions, Inc.
                               ---------------------------------

Date May 14, 2001             /s/ John N. Nelli
     ------------             ---------------------------------------
                               John N. Nelli
                               Senior Vice President and Chief Financial Officer (Principal Financial & Accounting Officer)