Form 10-Q
period 2002-06-30
TANGRAM ENTERPRISE SOLUTIONS INC
filed 2002-08-14
CIK 804121

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     (Mark one)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934
     For the quarterly period ended   June 30, 2002

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

     For the transition period from ________ to ________

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No ___

     The number of outstanding shares of Common Stock, $0.01 par value per share, as of August 12, 2002 was 19,802,439.

                       TANGRAM ENTERPRISE SOLUTIONS, INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS:

   Balance Sheets--June 30, 2002 (Unaudited) and December 31, 2001.............3

   Statements of Operations--Three Months Ended
       June 30, 2002 and 2001 (Unaudited)......................................4

   Statements of Operations--Six Months Ended
       June 30, 2002 and 2001 (Unaudited)......................................5

   Statements of Cash Flows--Six Months Ended
       June 30, 2002 and 2001 (Unaudited)......................................6

   Notes to the Financial Statements...........................................7

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF  OPERATIONS...........................................11

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........29

                           PART II. OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS............................30

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.....................................30

SIGNATURES....................................................................31

                       TANGRAM ENTERPRISE SOLUTIONS, INC.
                                 BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                    JUNE 30      DECEMBER 31
                                                                                     2002           2001
                                                                                 ---------------------------
                                                                                 (UNAUDITED)     (AUDITED)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                      $        818   $        322
  Accounts receivable, net of allowance of $257 and $309
   in 2002 and 2001, respectively                                                       1,510          4,516
  Other                                                                                   321            251
                                                                                 ---------------------------
Total current assets                                                                    2,649          5,089

PROPERTY AND EQUIPMENT:
  Computer equipment and software                                                         902            885
  Office equipment and furniture                                                          218            220
  Leasehold improvements                                                                  117            117
                                                                                 ---------------------------
                                                                                        1,237          1,222
  Less accumulated depreciation and amortization                                       (1,049)          (965)
                                                                                 ---------------------------
Total property and equipment                                                              188            257

OTHER ASSETS:
  Acquired software technology, net accumulated amortization of $805 and $366
   in 2002 and 2001, respectively                                                       2,708          3,147
  Deferred software costs, net accumulated amortization of $1,240 and $1,461
   in 2002 and 2001, respectively                                                       3,400          3,218
  Cost in excess of net assets of business acquired                                     1,415          1,415
  Other intangibles, net accumulated amortization of $242 and $149 in 2002
   and 2001, respectively                                                                 131            224
  Other                                                                                    67             79
                                                                                 ---------------------------
Total other assets                                                                      7,721          8,083
                                                                                 ---------------------------
Total assets                                                                     $     10,558   $     13,429
                                                                                 ===========================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt                                              $        447   $        300
  Accounts payable                                                                        311            210
  Accrued expenses                                                                        969          2,069
  Deferred revenue                                                                      3,199          4,096
                                                                                 ---------------------------
Total current liabilities                                                               4,926          6,675

Long-term debt--shareholders                                                            1,126          1,020

Other liabilities                                                                         577            493

SHAREHOLDERS' EQUITY:
  Convertible preferred stock--Series F, par value $0.01, $1,000 stated
   value, 3,000 shares authorized, designated, issued and outstanding                      --             --
  Common stock, par value $0.01, authorized 48,000,000 shares, 19,802,439 and
   19,405,548 issued and outstanding in 2002 and 2001, respectively                       198            194
  Additional paid-in capital                                                           50,525         50,164
  Accumulated deficit                                                                 (46,794)       (45,117)
                                                                                 ---------------------------
Total shareholders' equity                                                              3,929          5,241
                                                                                 ---------------------------
Total liabilities and shareholders' equity                                       $     10,558   $     13,429
                                                                                 ===========================

See accompanying notes.

                       TANGRAM ENTERPRISE SOLUTIONS, INC.

                            STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                           THREE MONTHS ENDED JUNE 30
                                                              2002           2001
                                                           -----------   ------------
                                                                   (UNAUDITED)
REVENUE:
  Licenses and products                                    $       827   $      1,306
  Services                                                       1,744          2,096
                                                           --------------------------
Total revenue                                                    2,571          3,402

COST OF REVENUE:
  Cost of licenses and products                                    532            473
  Cost of services                                                 392            532
                                                           --------------------------
Total cost of revenue                                              924          1,005
                                                           --------------------------
Gross profit                                                     1,647          2,397

OPERATING EXPENSES:
  Sales and marketing                                            1,554          1,644
  General and administrative                                       490            772
  Research and development                                         701            747
                                                           --------------------------
Total operating expenses                                         2,745          3,163
                                                           --------------------------

Loss from operations                                            (1,098)          (766)

Other expense, net                                                 (29)            (5)
                                                           --------------------------

Loss before income taxes                                        (1,127)          (771)
Provision for income taxes                                          --             --
                                                           --------------------------

Net loss                                                   $    (1,127)  $       (771)
                                                           ==========================

PER SHARE CALCULATION:
Net loss                                                   $    (1,127)  $       (771)
Preferred stock dividend                                           (65)           (61)
                                                           --------------------------

Net loss available to common shareholders                  $    (1,192)  $       (832)
                                                           ==========================

Loss per common share -
  Basic and diluted                                        $     (0.06)  $      (0.04)
                                                           ==========================

Weighted average number of common shares outstanding -
  Basic and diluted                                             19,802         19,406
                                                           ==========================

See accompanying notes.

                       TANGRAM ENTERPRISE SOLUTIONS, INC.

                            STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                            SIX MONTHS ENDED JUNE 30
                                                              2002          2001
                                                           --------------------------
                                                                  (UNAUDITED)
REVENUE:
  Licenses and products                                    $     2,125   $      2,928
  Services                                                       3,593          4,086
                                                           --------------------------
Total revenue                                                    5,718          7,014

COST OF REVENUE:
  Cost of licenses and products                                  1,127            959
  Cost of services                                                 842            961
                                                           --------------------------
Total cost of revenue                                            1,969          1,920
                                                           --------------------------

Gross profit                                                     3,749          5,094

OPERATING EXPENSES:
  Sales and marketing                                            2,855          3,258
  General and administrative                                     1,135          1,464
  Research and development                                       1,200          1,629
                                                           --------------------------
Total operating expenses                                         5,190          6,351
                                                           --------------------------

Loss from operations                                            (1,441)        (1,257)

Other expense, net                                                (107)           (83)
                                                           --------------------------

Loss before income taxes                                        (1,548)        (1,340)
Provision for income taxes                                          --             --
                                                           --------------------------

Net loss                                                   $    (1,548)  $     (1,340)
                                                           ==========================

PER SHARE CALCULATION:
Net loss                                                   $    (1,548)  $     (1,340)
Preferred stock dividend                                          (129)           (87)
                                                           --------------------------

Net loss available to common shareholders                  $    (1,677)  $     (1,427)
                                                           ==========================

Loss per common share -
  Basic and diluted                                        $     (0.09)  $      (0.08)
                                                           ==========================

Weighted average number of common shares outstanding -
  Basic and diluted                                             19,674         18,411
                                                           ==========================

See accompanying notes.

                       TANGRAM ENTERPRISE SOLUTIONS, INC.

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                 SIX MONTHS ENDED JUNE 30
                                                                                    2002           2001
                                                                                ---------------------------
                                                                                        (UNAUDITED)
OPERATING ACTIVITIES
  Net loss                                                                      $     (1,548)  $     (1,340)
  Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
    Depreciation                                                                          84             70
    Amortization                                                                       1,241          1,390
    Reserve for doubtful accounts                                                        (52)           389
    Other                                                                                 20            (54)
  Cash provided by (used in) changes in working capital items:
    Accounts receivable and other current assets                                       2,988          1,408
    Accounts payable                                                                     101           (229)
    Accrued expenses                                                                  (1,100)          (315)
    Deferred revenue                                                                    (897)           309
                                                                                ---------------------------
Net cash provided by operating activities                                                837          1,628

INVESTING ACTIVITIES
  Deferred software costs                                                               (838)        (1,075)
  Expenditures for property and equipment                                                (15)           (35)
  Cash received in connection with purchase of acquired software technology               --             68
  Decrease in other assets                                                                12              6
                                                                                ---------------------------
Net cash used in investing activities                                                   (841)        (1,036)

FINANCING ACTIVITIES
  Net borrowings from (repayments to) shareholders                                       500           (925)
                                                                                ---------------------------
Net cash provided by (used in) financing activities                                      500           (925)
                                                                                ---------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     496           (333)
Cash and cash equivalents, beginning of period                                           322            553
                                                                                ---------------------------
Cash and cash equivalents, end of period                                        $        818   $        220
                                                                                ===========================

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the period for interest                                        $          3   $         30
                                                                                ===========================

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

     In November 2001, the staff of the FASB issued an announcement, "Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred." This announcement requires companies to characterize reimbursements received for out of pocket expenses incurred as revenue in the income statement. This announcement is to be applied in financial reporting periods beginning after December 15, 2001 and comparative financial statements for prior periods are to be reclassified to comply with the guidance in this announcement. We adopted the policies outlined in the announcement on January 1, 2002, as such, reimbursements for out of pocket expenses of $82,000 and $129,000 has been reclassified as services revenue and cost of services for the three and six month periods ended June 30, 2001, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS AND IDENTIFIABLE INTANGIBLE ASSETS

     The Company accounts for long-lived assets pursuant to Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." The Company evaluates its property and equipment, certain intangible assets and other long-lived assets for impairment and assesses their recoverability based upon anticipated future cash flows. If changes in circumstances lead Company management to believe that any of its long-lived assets may be impaired, the Company will (a) evaluate the extent to which the remaining book value of the asset is recoverable by comparing the future undiscounted cash flows estimated to be associated with the asset to the asset's carrying amount and (b) write-down the carrying amount to market value or discounted cash flow value to the extent necessary. As of June 30, 2002, management did not consider any of the Company's long-lived assets to be impaired.

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

     The Company adopted the provisions of SFAS No. 141 in July 2001, except with regard to business combinations initiated prior to July 1, 2001, and SFAS No. 142 was adopted on its effective date of January 1, 2002. The Company has used the purchase method when accounting for past business combinations and the adoption of the standard did not result in any change to the Company's financial statements except for the nonamortization provisions of the standard. Upon adoption of SFAS No. 142, the Company performed an initial test of potential intangible asset impairment. This required initial benchmark evaluation was performed as of January 1, 2002 resulting in no impairment in the value of the Company's goodwill and any related intangibles. Application of the non-amortization provision of the standard is expected to reduce operating expenses in 2002 by approximately $748,000 as compared to operating results if this standard had not been applied. If we were to adjust the 2001 comparative amounts to exclude this amortization expense and conform to the 2002 presentation, general and administration expense, total operating expenses, loss from operations and the net loss, as presented, would be reduced by approximately $374,000 each.

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

EARNINGS PER SHARE

     In accordance with SFAS No. 128, "Earnings Per Share," basic earnings per common share calculations are based on net earnings (loss) after preferred stock dividend requirements and the weighted-average number of common shares outstanding during each period. Diluted earnings (loss) per common share also reflects the potential dilution that would occur assuming the exercise of stock options and other related effects. Weighted average number of common shares outstanding on a diluted basis for the three and six month periods ended March 31, 2002 and 2001 do not include common stock equivalents because the effect of inclusion of these would be to reduce the loss per common share. If the exercise of stock options were included, the weighted average number of common shares outstanding would have increased by 13,800 and 36,500 for the three-month periods ended June 30, 2002 and 2001, respectively, and would have increased by 30,200 and 30,000 for the six-month periods ended June 30, 2002 and 2001, respectively.

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

     Research and development costs are comprised of the following (in thousands):

                                                     THREE MONTHS ENDED JUNE 30   SIX MONTHS ENDED JUNE 30
                                                        2002             2001         2002          2001
                                                     --------------------------   ------------------------
    Research and development costs incurred           $   1,079        $  1,333     $  2,038      $  2,704
    Less - capitalized software development costs          (378)           (586)        (838)       (1,075)
                                                     --------------------------   ------------------------
    Research and development costs, net               $     701        $    747     $  1,200      $  1,629
                                                     ==========================   ========================

     Included in cost of revenues is amortization of software development costs and acquired software technology of $516,000 and $451,000 for the three months ended June 30, 2002 and 2001, respectively. Amortization of software development costs for the six months ended June 30, 2002 and 2001 was $1,095,000 and $917,000, respectively. In the three-month period ended March 31, 2002 approximately $876,400 of fully amortized software development costs were removed from deferred software costs and accumulated amortization.

NOTE 3.   LONG-TERM DEBT -- SHAREHOLDERS

     The Company has a $3 million unsecured revolving line of credit with Safeguard Scientifics, Inc. ("Safeguard"), a majority shareholder of the Company, holding 100% of the Company's outstanding Series F preferred shares and approximately 59% of the Company's outstanding common stock (assuming the conversion of the Series F preferred stock). Terms of the line of credit require monthly interest payments at the prime rate plus 1%. Principal is due 13 months after date of demand by Safeguard or earlier in the case of a sale of substantially all of the assets of the Company, a business combination or upon the closing of a debt or equity offering. As of August 12, 2002, borrowings under the line of credit with Safeguard are $500,000. During the six months ended June 30, 2002, the Company incurred $7,600 of interest cost under the revolving line of credit with Safeguard.

     On March 1, 2001, pursuant to an Asset Purchase Agreement dated February 13, 2001, the Company issued 3,000,000 shares of its common stock and $1.5 million in non-interest bearing Promissory Notes ("Notes") to Axial Technology Holding AG ("Axial") (See Note 4 below). The Notes require the payment of $300,000, $500,000, and $700,000 on the first, second, and third anniversaries, respectively, of the Asset Purchase Agreement. With respect to the first note payment, the Company could elect to provide, in lieu of cash, a number of shares of its common stock equivalent in aggregate value to the amount of such cash payment, the value of each such share to be deemed equal to 80% of the average NASDAQ closing price during the 20 trading days immediately prior to the relevant note payment date. The carrying amount of the Company's notes due to Axial was established by discounting the expected future cash payment obligations using a current interest rate at which the Company could borrow for debt of similar size and maturity. On March 1, 2002 we issued 381,098 shares of our common stock in lieu of the first note payment due on March 1, 2002. Related to this transaction, the Company recognized on March 1, 2002 an interest charge of $46,800, reflecting the difference between the face amount of the note and the fair value of the stock exchanged in settlement of the note obligation.

     The following table presents the carrying amounts and fair values of the Company's debt instruments at June 30, 2002 and December 31, 2001 (in thousands):

                                                                 JUNE 30,       DECEMBER 31,
                                                                  2002             2001
                                                              --------------   -------------
     Borrowings under revolving credit facility               $          500   $          --
     Notes payable due Axial (less unamortized discount of
      $127 and $180, respectively - effective rate of 9.5%)
                                                                       1,073           1,320
                                                              --------------   -------------
                                                                       1,573           1,320
     Less current portion                                               (447)           (300)
                                                              --------------   -------------
     Long-term debt - shareholders                            $        1,126   $       1,020
                                                              ==============   =============

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

     Under the terms of the Series F Convertible Preferred Stock ("Series F Shares"), holders of the Series F Shares are entitled to a cumulative quarterly dividend, when and if declared by the Board, at a rate per share equal to 2% of the issuance price per quarter. At June 30, 2002, dividends in arrears on the Series F Shares were approximately $340,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, among others, statements containing the words "believes," "anticipates," "estimates," "expects," and words of similar import. Such statements are subject to certain risks and uncertainties, which include but are not limited to those important factors discussed in cautionary statements throughout the section below and those set forth in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2002, as amended, and are qualified in their entirety by those cautionary statements.

OVERVIEW

     Tangram develops and markets lifecycle asset management software for large and midsize organizations across all industries, in both domestic and international markets. Our core business strategy and operating philosophy focus on delivering world-class customer care, providing phased asset management solutions that are tailored to our customers' evolving business needs, and maintaining a leading-edge technical position that results in long-term customer loyalty and sustained shareholder value. We are a partner company of Safeguard Scientifics, Inc. (NYSE:SFE) ("Safeguard"). Safeguard is an operating company that creates long-term value by focusing on technology related companies that are developed through superior operations and management support. Safeguard acquires and operates companies in three principal areas: business and IT services, software, and emerging technology companies. Safeguard is the majority shareholder of the Company, holding approximately 59% of the Company's outstanding common shares (assuming the conversion of the Series F Convertible Preferred Stock).

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

     The license of our software generally requires us to engage in a sales cycle that typically takes approximately three to nine months to complete. During the second quarter of 2002, we have begun to experience extension of the normal sales cycles resulting from increased vendor disarray and confusion in the IT asset management market as some of the major players in this space were distracted by consolidations and financial and regulatory issues. As a result of this vendor upheaval, industry analysts stalled the market by openly advising organizations to temporarily postpone their decisions on IT asset repository solutions. In turn, we believe many organizations have adopted a "wait and see" mentality--deferring their asset management purchasing decisions until there is more market stability and the final market impact can be determined. In addition, the length of the sales cycle has varied depending on factors over which we have little or no control, such as the size of the transaction, the internal activities of potential customers, and the level of competition that we encounter in selling the products. As such, we have historically experienced a certain degree of variability in our quarterly revenue and earnings patterns. This variability, in addition to the foregoing reason, is typically driven by significant events that impact the recognition of licenses, product, and consulting services revenue. Examples of such events include: (i) the timing of major enterprise-wide sales of the Asset Insight and Enterprise Insight product;
(ii) "one-time" payments from existing customers for license expansion rights (required to install on a larger or an additional computer base); (iii) completion and customer acceptance of significant implementation rollouts and the related revenue recognition; (iv) budgeting cycles of our potential customers; (v) changes in the mix of software products and services sold; and
(vi) software defects and other product quality problems. Additionally, maintenance renewals have accounted for a significant portion of our revenue; however, there can be no assurance that we will be able to sustain current renewal rates in the future. Cancellations of licenses, subscriptions, or maintenance contracts could reduce our revenues and harm our operating results. In particular, our maintenance contracts with customers terminate on an annual basis. Substantial cancellations of maintenance agreements, or a substantial failure to renew these contracts, would reduce our revenues and harm our operating results.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

     Our allowance for doubtful accounts relate to customer accounts receivable. The allowance for doubtful accounts is an estimate prepared by management based on identification of the collectibility of specific accounts and the overall condition of the receivable portfolios. We specifically analyze customer receivables, as well as analyze historical bad debts, customer credits, customer concentrations, customer credit-worthiness, current economic trends, and changes in customer payment terms, when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Likewise, should we determine that we would be able to realize more of our receivables in the future than previously estimated, an adjustment to the allowance would increase income in the period such determination was made. The allowance for doubtful accounts is reviewed on a quarterly basis and adjustments are recorded as deemed necessary. As a result of our analysis in the second quarter of 2002, we reduced our reserve by approximately $100,000.

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

     If we determine that the carrying value of other intangible assets, exclusive of identifiable goodwill, may not be recoverable based upon the existence of one or more of the above indicators of impairment, we assess the recoverability of the intangibles by determining whether the carrying value of the other intangible assets can be recovered through undiscounted future operating cash flows. The amount of other intangible assets impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate commensurate with the risk inherent in our current business model.

     In 2002, SFAS No. 142, "Goodwill and Other Intangible Assets" became effective, and as a result, we ceased amortization of goodwill on January 1, 2002. In lieu of amortization, we were required to perform an initial impairment review of goodwill in 2002 and an annual impairment review thereafter. SFAS No. 142 requires us to test goodwill for impairment at a level referred to as a reporting unit. We operate in a single industry and are engaged in the design and sale of a limited number of software products, as such, we believe we meet the definition of a single reporting unit. SFAS No. 142 requires that if the fair value of the reporting unit is less than its carrying amount, the goodwill is considered potentially impaired and a loss is recognized if its carrying value exceeds its implied fair value. To determine fair value, we used the quoted market price of our stock. The required initial benchmark evaluation was performed as of January 1, 2002 resulting in no impairment in the value of the Company's goodwill and any related intangibles. Net goodwill and other intangible assets amounted to approximately $1.5 million as of June 30, 2002.

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

Revenues from license agreements are recognized currently, provided that all of the following conditions are met: (i) a non cancelable license agreement has been signed; (ii) the product has been delivered; (iii) the fee is fixed or determinable; (iv) there are no material uncertainties regarding customer acceptance; (v) collection of the resulting receivable is deemed probable and the risk of concession is deemed remote; and (vi) no other significant vendor obligations related to the software exist. Generally, these criteria are met at the time of delivery. Provision is made at the time the related revenue is recognized for estimated product returns, which historically have been immaterial. We analyze historical returns, current economic trends, and changes in reseller and customer demands when evaluating the adequacy of provisions for sales returns. At the time of the transaction, we determine whether the fee is fixed and determinable based on the terms of the agreement associated with the transaction. If a significant portion of a fee is contingent on future events, we will recognize revenue as the future events occur. We consider all arrangements with payment terms longer than our normal business practice, which do not extend beyond 12 months, not to be fixed or determinable and revenue is recognized when the fee becomes due. We assess collectibility based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. If we determine that collection of the fee is not reasonably assured, we will defer the revenue and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. For all sales, we generally use a binding purchase order or signed license agreement as evidence of an arrangement.

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

RESULTS OF OPERATIONS

REVENUE

Licenses and products revenue for the three-month period ended June 30, 2002 decreased 37% to $827,000 from $1.3 million in the comparable period in 2001. For the six-month period ended June 30, 2002, licenses and products revenue decreased 27% to $2.1 million from $2.9 million in the comparable period in 2001. Licenses and products revenue include the sales of our asset management product line, which consist of Asset Insight and Enterprise Insight, and product upgrades and add-ons of AM:PM and our traditional mainframe product, Arbiter. Asset Insight licenses and products revenue contributed $672,000, or 81% of total licenses and products revenue, in the second quarter of 2002 compared to $1.1 million, or 87% of total licenses and products revenue, in the comparable period in 2001. The 40% reduction in Asset Insight license revenue was directly impacted by two primary factors: 1) extended sales cycles resulting from increased vendor disarray and confusion in the IT asset management market (mentioned above), and 2) the continued sluggish economy, coupled with shrinking IT budgets. For the six-month period ended June 30, 2002 Asset Insight licenses and products revenue decreased 30% to $1.8 million from $2.5 million in 2001. Our business and operating results are subject to the effects of changes in general economic conditions. There has been a rapid and severe downturn in the worldwide economy during the past 18 months. We expect this downturn to continue, and are uncertain as to its future severity and duration. We believe that these conditions, as well as the decline in worldwide economic conditions, have led our current and potential customers to reduce their IT spending. If these conditions worsen, demand for our products and services may be reduced as a result of even further reduced spending on IT products such as ours. Revenue from upgrades of AM:PM and our traditional mainframe products decreased to $100,000 in the second quarter of 2002 compared to $154,000 in the second quarter in 2001 and was $312,000 for the six months ended June 30, 2002 compared to $396,000 for the same period in 2001. As we have focused our efforts on our core asset management offerings and away from automated software distribution and the traditional mainframe product lines, we believe that this trend of declining AM:PM and Arbiter license revenue will continue and any future revenue to be unpredictable.

     Services revenue for the three-month period ended June 30, 2002 decreased to $1.7 million, or 17%, from $2.1 million for the second quarter of 2001. Services revenue includes postcontract customer support (PCS) agreements, expert asset management consulting services, and training and support services not otherwise covered under maintenance agreements.

Postcontract customer support includes telephone support, bug fixes, and rights to upgrades on a when-and-if available basis. Consulting services consist primarily of implementation services performed on a time and material basis for the installation of the our software products, database trigger services which create a mechanism for importing data from a third party system and on-site training services. PCS revenue from the sale of the asset management product line remained relatively level in the second quarter of 2002 when compared to 2001 at $1.2 million and up slightly to $2.5 million, or 10%, for the six-month period ended June 30, 2002 from $2.2 million for the same period in 2001. AM:PM and Arbiter PCS revenue and maintenance decreased 32% to $322,000 in the second quarter of 2002 from $471,000 in the comparable period of 2001. For the six months ended June 30, 2002, AM:PM and Arbiter PCS revenue and maintenance decreased 22% to $697,000 from $892,000 in the comparable period in 2001. As noted above, we expect the trend of declining AM:PM and Arbiter PCS revenue and maintenance renewals to continue. Our consulting services revenue decreased from $312,000 during the three-month period ended June 30, 2001 to $169,000 in the second quarter of 2002. Consulting services revenue for the six-month period ended June 30, 2002 decreased from $828,000 in 2001 to $375,000 during the same period in 2002. The decline in 2002 in consulting services revenue reflects the tight spending environment that exist for IT products and services as well as the impact of a single Asset Insight deployment engagement of approximately $373,000 that was awarded in late 2000 and delivered in the first quarter of 2001. The 2002 period did not have a similar engagement of that size. A key part of our strategy is to expand our delivery of expert asset management services. If we are unable to meet customers' service requests with internal resources (due to limited capacity or business expertise), we will endeavor to partner with our partners and other third-party service providers for additional support. There can be no assurance that we will be able to grow our service business. Our failure to implement solutions that address customers' requirements and provide timely and cost-effective customer support and service could have a material adverse effect on our future business, operating results, and financial condition.

     In order to grow our business, increase our revenues, and improve our operating results, we believe we must continue to expand internationally. International revenue (including PCS contracts) for the three-month period ended June 30, 2002 was $337,000 compared to $186,000 during the same period in 2001, and represented approximately 13% and 5% of our total revenue in the second quarter of 2002 and 2001, respectively. During the six-month period ended June 30, 2002, international revenue (including PCS contracts) was $572,000 compared to $728,000 during the same period in 2001, and represented approximately 10% of our total revenue in each period of 2002 and 2001. We have expanded our European sales initiatives by establishing agreements with five distributors that are marketing our Asset Insight and Enterprise Insight solutions in the United Kingdom, Germany, Ireland, Scandinavia, Switzerland, Italy, Portugal, and Spain. We carefully select distributors that share our customer-centric philosophy and are committed to selling Tangram's solutions as their exclusive asset tracking and asset management offerings. We are currently evaluating expanding our distributor network to the English-speaking regions of the Pacific Rim, including Hong Kong, Singapore, and Australia. International expansion will require significant management attention and financial resources, and we may not be successful in expanding our international operations. We have limited experience in developing local language versions of our products or in marketing our products to international customers. To date, the majority of our international revenue has been denominated in United States currency. If future international sales are denominated in local currency, there is an additional risk associated with fluctuating exchange rates.

COST OF REVENUE

     Cost of licenses and products includes costs related to the distribution of licensed software products and the amortization of acquired software technology and capitalized software development costs. A significant component of cost of licenses and products is attributable to the amortization of acquired software technology and deferred development costs. Cost of licenses and products increased 13% in the second quarter of 2002 to $532,000 from $473,000 in the comparable period in 2001. For the six-month period ended June 30, 2002, cost of licenses and products increased 18% to $1.1 million from $959,000 in the comparable period in 2001. This increase reflects the amortization of acquisition and related development costs associated with the purchase of the Wyzdom Solutions technology, which we commenced amortizing in July 2001. Cost of licenses and products as a percentage of licenses and products revenue increased to 64% for the three-month period ending June 30, 2002, compared to 36% in the comparable period in 2001, and increased to 53% for the six months ended June 30, 2002 from 33% in the same period of 2001.

     Cost of services reflects the cost of the direct labor force, including the associated personnel, travel, and subsistence, and occupancy costs incurred in connection with providing consulting and maintenance services. Cost of services in the three-month period ended June 30, 2002 decreased 26% to $392,000 from $532,000 in the comparable period in 2001. The reduction in cost is primarily the result of lower personnel related cost. Cost of services for the six months ended June 30, 2002 decreased to $842,000 from $961,000 during the same period in 2001. Cost of services as a percentage of services revenue in the second quarter of 2002 and 2001 was at 22% and 25%, respectively, and remained relatively constant at 23% for the six-month period ended June 30, 2002.

SALES AND MARKETING

     Sales and marketing expenses consist principally of salaries, commissions, and benefits for sales, marketing, and channel support personnel, and the costs associated with product promotions and related travel. Sales and marketing expenses decreased to $1.5 million, or 6%, in the three-month period ended June 30, 2002 from $1.6 million in the comparable period in 2001. For the six months ended June 30, 2002, sales and marketing expenses decreased 12% to $2.9 million from $3.3 million during the same period in 2001. The reduction in costs for both the three and six month periods is primarily the result of lower spending associated with personnel cost, marketing and travel related cost. Sales and marketing expenses increased as a percentage of revenue in the second quarter of 2002 to 60% from 48% in the same period in 2001. As a percentage of revenue, sales and marketing expenses for the six-month period ended June 30, 2002, increased to 50% from 46% in 2001. The increase in sales and marketing expenses as a percentage of revenue in 2002 is directly attributable to lower sales revenue during the three and six-month periods ending June 30, 2002 when compared to the same period in the previous year. We are currently investing and intend to continue to invest significant resources in developing the direct sales organization in North America and our distributor channel in Europe. The sales organization continues to follow a sales process that shifts from a point solution to a business solution sale. This process requires the efforts of experienced sales personnel, as well as specialized consulting professionals. In addition, the complexity of our products, and issues associated with installing and maintaining them, require highly trained customer service and support personnel. Our direct sales force has limited experience selling and delivering our phased asset management solutions. We have started a process to evaluate every member of our direct sales force to determine whether they have the necessary skills. We have and may be required to take further action where necessary to upgrade or replace skill sets as well as invest in a large sales force in order to drive higher levels of sales activity. If we are unable to successfully direct our sales force or hire these personnel in the future and train them in the use of our products, our business, operating results, and financial conditions could be harmed.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses consist principally of salaries and benefit costs for administrative personnel, general operating costs, legal, accounting and other professional services. General and administrative expenses decreased 37% for the second quarter of 2002 to $490,000 from $772,000 in the comparable quarter of 2001. For the six months ended June 30, 2002, general and administrative expenses decreased to $1.1 million, or 23%, from $1.5 million during the same period in 2001. As a percentage of total revenue, general and administrative expenses were 19% for the second quarter of 2002 compared to 23% in the second quarter of 2001. For the six months ended June 30, 2002 and 2001, general and administrative expenses as percentage of total revenue were approximately 20%. The reduction in costs in 2002 for both the three and six month periods is primarily the result of reducing the reserve for bad debts by $100,000 and the elimination goodwill amortization in accordance with the guidance of SFAS No. 142, "Goodwill and Other Intangible Assets." If we were to adjust the 2001 comparative amounts to exclude this amortization expense and conform to the 2002 presentation, general and administration expense of the three and six month periods ending June 30, 2001, as presented, would be reduced by approximately $187,000 and $374,000, respectively.

RESEARCH AND DEVELOPMENT

     Research and development expenses consist primarily of salaries and benefits for the software development and technical support staff and, to a lesser extent, costs associated with independent contractors. We capitalize certain software development costs incurred to develop new software or to enhance our existing software. Such capitalized costs are amortized on an individual product basis commencing when a product is generally available for release. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Gross expenditures for research and development decreased 19% in the second quarter of 2002 to $1.1 million from $1.3 million in the comparable period in 2001. Comparing the six months ended June 30, 2002 and 2001, gross research and development decreased 25% to $2.0 million from $2.7 million, respectively. As a percentage of revenue, gross research and development costs increased to 42% in the second quarter of 2002 from 39% in the same period in 2001 and decreased to 36% for the six months ended June 30, 2002 from 39% during the same period in 2001. The decrease in cost in 2002 can be attributable to lower staffing levels and personnel related costs when compared to the respective period in the previous year. This decrease in cost was offset in part by a $160,000 charge in the second quarter of 2002 associated with our obligation under a severance and non-compete agreement with the former senior vice president and chief technology officer who resigned on May 28, 2002. We capitalized and deferred development costs of $378,000, or 35% of gross research and development costs, in the second quarter of 2002, a decrease from $586,000, or 44% of gross research and development costs, during the same period in 2001. Deferred development costs for the six months ended June 30, 2002 were $838,000 compared to $1.1 million for the six months ended June 30, 2001. Net research and development costs for the three months ended June 30, 2002 decreased to $701,000 from $747,000 in the comparable period of 2001. For the six months ended June 30, 2002 net research and development expenses decreased to $1.2 million from $1.6 million during the same period in 2001 for the reasons noted above. As a result of rapid technological change in the industry, our position in existing markets can be eroded rapidly by product advances. The life cycles of our products are difficult to estimate. Our growth and future financial performance depend in part upon our ability to improve existing products and develop and introduce new products that keep pace with technological advances, meet changing customer needs, and respond to competitive products. If we cannot compete effectively in our markets by offering products that are comparable in functionality, ease of use, and price to those of our competitors, our revenues will decrease, and our operating results will be adversely affected. Many of our current and potential competitors have substantially greater financial, technical, marketing, and other resources than we have. As a result, they may be able to devote greater resources than we can to the development, promotion, and sale of their products and may be able to respond more quickly to new or emerging technologies and changes in customer needs. As such, we will continue to commit substantial resources to research and development efforts in the future.

OTHER EXPENSE, NET

     Other expense, net consists primarily of interest expense. Interest expense during the second quarter of 2002 increased to $30,000 compared to $12,000 for the same period in 2001 due principally to our higher borrowing level in 2002. For the six months ended June 30, 2002 interest expense was $110,000 compared to $105,000 during the six months ended June 30, 2001.

PROVISION FOR INCOME TAXES

     There was no provision for income taxes for the three and six month periods ending June 30, 2002 and 2001, respectively, due to the net losses incurred during these periods. At December 31, 2001, the Company has net operating loss carryforwards of approximately $32.6 million, which are available to offset future federal taxable income and expire in various amounts from 2002 through 2020. The Internal Revenue Code of 1986, as amended (the "Code"), contains provisions that limit the ability to utilize net operating loss carryforwards in the case of certain events, including significant changes in ownership interests (as defined in the Code) on June 29, 1989, the Company is limited in its ability to utilize approximately $18.0 million of its net operating loss carryforwards. The annual limitation for the utilization of these carryforwards is approximately $1.3 million, and any unused amount can be utilized in subsequent years within the carryforward period.

     At December 31, 2001, the Company had available approximately $16,000 of investment credit carryforwards, which expire in 2002.

NET LOSS

     We have incurred substantial losses in recent years, and predicting our future operating results is difficult. If we continue to incur losses, if our revenues decline, or if our expenses increase without commensurate increases in revenues, our operating results will suffer and the price of our common stock may fall. The Company recorded a net loss of $1.1 million, or ($0.06) per share, in the three-month period ended June 30, 2002 compared to a net loss of $771,000, or ($0.04) per share, in the comparable period in 2001. For the six month period ended June 30, 2002, we recorded a net loss of $1.5 million, or ($0.09) per share, compared to a net loss of $1.3 million, or ($0.08) per share during the same period in 2001.

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

     In November 2001, the staff of the FASB issued an announcement, "Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred." This announcement requires companies to characterize reimbursements received for out of pocket expenses incurred as revenue in the income statement. This announcement is to be applied in financial reporting periods beginning after December 15, 2001 and comparative financial statements for prior periods are to be reclassified to comply with the guidance in this announcement. We adopted the policies outlined in the announcement on January 1, 2002, as such, reimbursements for out of pocket expenses of $22,000 and $82,000 has been recognized as revenue and cost of services for the three month period ended June 30, 2002 and 2001, respectively. For the six month periods ended June 30, 2002 and 2001, reimbursements for out of pocket expenses of $63,000 and $129,000 has been recognized as revenue and cost of services, respectively.

     We do not expect the adoption of other recently issued accounting pronouncements to have a significant impact on our results of operations, financial position, or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2002, we have $818,000 of cash on hand, $1.5 million in trade receivables and $2.5 million of borrowing capacity on our line of credit with Safeguard. Terms of the line of credit require monthly interest payments at the prime rate plus 1%. Principal is due 13 months after date of demand by Safeguard or earlier in the case of a sale of substantially all of our assets, a business combination, or upon the closing of a sale of a debt or equity offering. As of August 12, 2002, there were borrowings under the line of credit with Safeguard in the amount of $500,000. In the past we have funded our operations through borrowings and cash generated from operations. However, the recent trend of operating losses and inconsistent revenue trends may require us to seek other sources of capital.

     The net cash provided by operating activities for the six month period ended June 30, 2002 was $837,000 compared to $1.6 million provided by operating activities during the same period in 2001. The decrease in cash provided by operating activities was principally due to the changes in accrued expenses, and deferred revenue offset by the decrease in accounts receivable as a result of improved collection efforts and lower sales volume in 2002.

     Net cash used in investing activities for the six month periods ended June 30, 2002 and 2001 amounted to $841,000 and $1.0 million, respectively, principally representing capitalized development costs. In accordance with SFAS No. 86, we capitalized and deferred development costs of $838,000, or 41% of gross research and development costs, during the six months ended June 30, 2002, and $1.1 million, or 40% of gross research and development costs, during the six months ended June 30, 2001. Net cash used in investing activities reflects our continued and ongoing investment associated with our commitment to develop, enhance, and improve our asset management line of products. Our business is not capital asset intensive, and capital expenditures in any year normally would not be significant in relation to our overall financial position. Generally, our capital expenditures relate to information technology hardware and software purchases. Capital expenditures were approximately $15,000 during the six month period ended June 30, 2002 as compared to approximately $35,000 in 2001. We currently expect our capital expenditure requirements in 2002 to be in a range of $100,000 to $200,000.

     Net cash provided by financing activities during the six months ending June 30, 2002 amounted to $500,000 compared to net cash used in financing activities of $925,000 during the same period in 2001 reflecting our borrowings in 2002 under the Safeguard line of credit. In 2002 and 2001, due to our stock price levels, there were no exercises of employee stock options.

CONTRACTUAL OBLIGATIONS

     Our contractual obligations consist of noncancelable operating leases for facilities and equipment, debt financing, and cumulative dividend requirements on the Series F preferred stock. We lease our facilities, as well as sublease a part of a facility to an outside party, and certain equipment under several non-cancelable operating lease agreements that expire at various times through 2004. Certain of these leases contain fixed rental increases over the life of the respective lease. Net rental expense was $513,000 and $558,000, respectively, for the six-month periods ending June 30, 2002 and 2001.

     Future minimum lease payments under non-cancelable operating leases and subleases at December 31, 2001 are as follows (in thousands):

                 Commitments   Sublease Rentals   Net Commitments
                 -----------   ----------------   ---------------
          2002   $     1,477   $            289   $         1,188
          2003         1,314                298             1,016
          2004           952                229               723
          2005             3                 --                 3
                 -----------   ----------------   ---------------
                 $     3,746   $            816   $         2,930
                 ===========   ================   ===============

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

     Under the terms of the Series F Convertible Preferred Stock ("Series F Shares"), holders of the Series F Shares are entitled to a cumulative quarterly dividend, when and if declared by the Board, at a rate per share equal to 2% of the issuance price per quarter. At June 30, 2002, dividends in arrears on the Series F Shares were approximately $340,000.

     As stated above, Safeguard has agreed to assist in funding our projected cash requirements by providing a $3.0 million line of credit, of which there is $500,000 borrowed as of August 12, 2002. Although operating activities may provide cash in certain periods, we anticipate that our operating and investing activities may use additional cash. Consequently, operations may require us to obtain additional equity or debt financing. However, we have no present understanding, commitment, or agreement with respect to any such transaction. Accordingly, there can be no assurance that we will have access to adequate debt or equity financing or that, if available, it will be under terms and conditions satisfactory to us or which may not be dilutive.

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

RISK FACTORS

     In addition to other information in this Quarterly Report on Form 10-Q, the following risk factors should be carefully considered in evaluating Tangram and our business because such factors currently may have a significant impact on Tangram's business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this Form 10-Q, and the risks discussed in Tangram's other Securities and Exchange Commission filings including our Annual Report on Form 10-K for our fiscal year ended December 31, 2001, actual results could differ materially from those projected in any forward-looking statements. Moreover, the risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business could be materially harmed. In that event, the trading price of our common stock could decline.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are exposed to market risk from changes in interest rates. Such changes in interest rates impact interest cost on our interest rate sensitive liabilities. Interest rate sensitive liabilities are assumed to be those for which the stated interest rate is not contractually fixed for the next 12-month period. Thus, liabilities that have a market-based index, such as the prime rate, are rate sensitive. As of August 12, 2002, the only interest rate sensitive liability is the $3.0 million unsecured revolving line of credit with Safeguard. Assuming a hypothetical, immediate 100 basis point increase in the interest rate, our interest expense over the following 12-month period would be increased by approximately $13,000. The hypothetical model prepared by us assumes that the balance of interest rate sensitive liabilities fluctuates based on our anticipated borrowing levels over the next 12-month period. Thus, this model represents a static analysis, which cannot adequately portray how we would respond to significant changes in market conditions. Furthermore, the analysis does not necessarily reflect our expectations regarding the movement of interest rates in the near term, including the likelihood of an immediate 100 basis point change in the interest rates nor the actual effect on interest cost if such a rate change were to occur. We have not historically used financial instruments to hedge interest rate exposure, do not use financial instruments for trading purposes, and are not a party to any leveraged derivatives.

     The majority of international revenue has been denominated in United States currency; therefore, we have not experienced any significant currency fluctuations. If we are successful in growing our international revenues, we will be exposed to risks inherent with fluctuations in currency exchange rates.

PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

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

     Under the terms of the Series F Convertible Preferred Stock ("Series F Shares"), holders of the Series F Shares are entitled to a cumulative quarterly dividend, when and if declared by the Board, at a rate per share equal to 2% of the issuance price per quarter. At March 31, 2002, dividends in arrears on the Series F Shares were approximately $340,000.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a)     Exhibits

       Exhibit
       Number             Exhibit Description
       -------            -------------------

       None

b) Reports on Form 8-K

     On May 10, 2002, we filed a Current Report on Form 8-K announcing that we held a conference call to discuss the Company's first quarter financial results. We voluntarily elected to file a copy of the transcript on this Form 8-K to ensure that the contents of such conference call were fully disseminated and that all of our investor had full access to such transcript.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               TANGRAM ENTERPRISE SOLUTIONS, INC.


Date  August 14, 2002          /s/ John N. Nelli
      ---------------          -------------------------------
                               John N. Nelli
                               Senior Vice President and Chief Financial Officer
                               (Principal Financial & Accounting Officer)