Form 10-Q
period 2002-09-30
TANGRAM ENTERPRISE SOLUTIONS INC
filed 2002-11-14
CIK 804121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                              to

Commission File Number 0-15454

TANGRAM ENTERPRISE SOLUTIONS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	23-2214726
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11000 Regency Parkway, Suite 301
Cary, NC 27511
(Address of Principal Executive Offices) (Zip Code)

(919) 653-6000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value
(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The number of outstanding shares of Common Stock, $0.01 par value per share, as of November 11, 2002 was 19,802,439.

TANGRAM ENTERPRISE SOLUTIONS, INC.

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Tangram Enterprise Solutions, Inc.

Balance Sheets
(in thousands, except share amounts)

	September 30 2002	December 31 2001
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$270	$322
Accounts receivable, net of allowance of $274 and $309 in 2002 and 2001, respectively	2,005	4,516
Other	254	251

Total current assets	2,529	5,089
Property and equipment:
Computer equipment and software	902	885
Office equipment and furniture	218	220
Leasehold improvements	117	117

	1,237	1,222
Less accumulated depreciation and amortization	(1,084)	(965)

Total property and equipment	153	257
Other assets:
Acquired software technology, net accumulated amortization of $1,024 and $366 in 2002 and 2001, respectively	2,489	3,147
Deferred software costs, net accumulated amortization of $1,535 and $1,461 in 2002 and 2001, respectively	3,584	3,218
Cost in excess of net assets of business acquired	1,415	1,415
Other intangibles, net accumulated amortization of $289 and $149 in 2002 and 2001, respectively	84	224
Other	61	79

Total other assets	7,633	8,083

Total assets	$10,315	$13,429

Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	$456	$300
Accounts payable	291	210
Accrued expenses	881	2,069
Deferred revenue	3,045	4,096

Total current liabilities	4,673	6,675
Long-term debt – shareholders	1,138	1,020
Other liabilities	623	493
Shareholders’ equity
Convertible preferred stock – Series F, par value $0.01, $1,000 stated value, 3,000 shares authorized, designated, issued and outstanding	–	–
Common stock, par value $0.01, authorized 48,000,000 shares, 19,802,439 and 19,405,548 issued and outstanding in 2002 and 2001, respectively	198	194
Additional paid-in capital	50,525	50,164
Accumulated deficit	(46,842)	(45,117)

Total shareholders’ equity	3,881	5,241

Total liabilities and shareholders’ equity	$10,315	$13,429

See accompanying notes.

Tangram Enterprise Solutions, Inc.

Statements of Operations
(in thousands, except per share amounts)

	Three months ended September 30
	2002	2001
	(unaudited)
Revenue:
Licenses and products	$1,408	$1,759
Services	1,626	2,059

Total revenue	3,034	3,818
Cost of revenue:
Cost of licenses and products	523	818
Cost of services	375	480

Total cost of revenue	898	1,298

Gross profit	2,136	2,520
Operating expenses:
Sales and marketing	1,222	1,518
General and administrative	574	887
Research and development	290	748

Total operating expenses	2,086	3,153

Income (loss ) from operations	50	(633)
Other expense, net	(31)	(47)

Earnings (loss) before income taxes	19	(680)
Provision for income taxes	–	–

Net earnings (loss)	$19	$(680)

Per share calculation:
Net loss	$19	$(680)
Preferred stock dividend	(66)	(62)

Net loss available to common shareholders	$(47)	$(742)

Loss per common share—
Basic and diluted	$(0.00)	$(0.04)

Weighted average number of common shares outstanding—
Basic and diluted	19,802	19,406

See accompanying notes.

Tangram Enterprise Solutions, Inc.

Statements of Operations
(in thousands, except per share amounts)

	Nine months ended September 30
	2002	2001
	(unaudited)
Revenue:
Licenses and products	$3,534	$4,687
Services	5,219	6,145

Total revenue	8,753	10,832
Cost of revenue:
Cost of licenses and products	1,651	1,777
Cost of services	1,216	1,441

Total cost of revenue	2,867	3,218

Gross profit	5,886	7,614
Operating expenses:
Sales and marketing	4,077	4,775
General and administrative	1,708	2,352
Research and development	1,491	2,377

Total operating expenses	7,276	9,504

Loss from operations	(1,390)	(1,890)
Other expense, net	(138)	(130)

Loss before income taxes	(1,528)	(2,020)
Provision for income taxes	–	–

Net loss	$(1,528)	$(2,020)

Per share calculation:
Net loss	$(1,528)	$(2,020)
Preferred stock dividend	(197)	(149)

Net loss available to common shareholders	$(1,725)	$(2,169)

Loss per common share—
Basic and diluted	$(0.09)	$(0.12)

Weighted average number of common shares outstanding—
Basic and diluted	19,717	18,746

See accompanying notes.

Tangram Enterprise Solutions, Inc.

Statements of Cash Flows
(in thousands)

	Nine months ended September 30
	2002	2001
	(unaudited)
Operating activities
Net loss	$(1,528)	$(2,020)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	122	106
Amortization	1,823	2,437
Reserve for doubtful accounts	35	392
Other	(2)	(75)
Cash provided by (used in) changes in working capital items:
Accounts receivable and other current assets	2,473	1,329
Accounts payable	81	(367)
Accrued expenses	(1,188)	(211)
Deferred revenue	(1,051)	(45)

Net cash provided by operating activities	765	1,546
Investing activities
Deferred software costs	(1,317)	(1,540)
Expenditures for property and equipment	(18)	(65)
Cash received in connection with purchase of acquired software technology	–	68
Decrease in other assets	18	17

Net cash used in investing activities	(1,317)	(1,520)
Financing activities
Net borrowings from (repayments to) shareholders	500	(300)

Net cash provided by (used in) financing activities	500	(300)

Net decrease in cash and cash equivalents	(52)	(274)
Cash and cash equivalents, beginning of period	322	553

Cash and cash equivalents, end of period	$270	$279

Supplemental disclosure of cash flows information
Cash paid during the period for interest	$8	$58

See accompanying notes.

Tangram Enterprise Solutions, Inc

Notes to the Financial Statements
(Unaudited)

Note 1. Organization and Description of Business

Tangram Enterprise Solutions, Inc. (the “Company”) develops and markets lifecycle IT asset management software for large and midsize organizations across all industries, in both domestic and international markets. IT asset management is the process of controlling hardware and software assets throughout their lifecycle — from procurement, through daily operations, through final disposal. While asset management is primarily a business practice, it is supported by repository technology that consolidates diverse financial, contractual, ownership, and physical asset data. Tangram’s core business strategy and operating philosophy focus on delivering world-class customer care, providing phased asset management solutions that are tailored to our customers’ evolving business need, and maintaining a leading-edge technical position that results in long-term customer loyalty and sustained shareholder value. The Company operates in the software industry, which is characterized by intense competition, rapid technological advances and evolving industry standards. Factors that could affect the Company’s future operating results and cash flows and cause actual results to vary materially from expectations include, but are not limited to, dependence on an industry that is characterized by rapid technological changes, fluctuations in end-user demands, evolving industry standards, and risks associated with a market that is intensely competitive. Failure by the Company to anticipate or respond adequately to technological developments in its industry, new competitive offerings or participants, changes in customer requirements or changes in industry standards could have a material adverse effect on the Company’s business and operating results.

The Company’s common stock trades on OTC Bulletin Board under the symbol TESI. The Company is a partner company of Safeguard Scientifics, Inc. (NYSE: SFE) (“Safeguard”). Safeguard is a company focused on acquiring, building and operating software business and IT services, and emerging technology companies. Safeguard is the majority shareholder of the Company holding approximately 59% of the Company’s outstanding voting shares (assuming conversion of the Series F Convertible Preferred Stock).

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the statements have been included. The interim operating results are not necessarily indicative of the results that may be expected for a full fiscal year. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the financial statements and accompanying footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Revenue Recognition

In October 1997, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 97-2 Software Revenue Recognition, as amended in March 1998 by SOP 98-4 and October 1998 by SOP 98-9. These SOPs provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The Company adopted SOP 97-2 for software transactions entered into beginning January 1, 1998. Based on the current requirements of the SOPs, application of these statements did not have a material impact on the Company’s revenue recognition policies. However, AcSEC is currently reviewing further modifications to the SOP with the objective of providing more definitive, detailed implementation guidelines. This guidance could lead to unanticipated changes in the Company’s operational and revenue recognition practices.

In December 1999, the Securities Exchange Commission (“SEC”) staff released Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition,” as amended by SAB No. 101A and SAB No. 101B, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 explains the SEC staff’s general framework for revenue recognition, stating that certain criteria be met in order to recognize revenue. SAB No. 101 also addresses gross versus net revenue presentation and financial statement and Management’s Discussion and Analysis disclosures related to revenue recognition. In response to SAB No. 101, the Company undertook a review of its revenue recognition practices and determined its method of accounting for revenue to be in accordance with the provisions of SAB No. 101.

The Company derives revenue from software licenses, postcontract customer support (PCS), and consulting services. Licenses and products revenue include software license fees under perpetual and period licensing agreements and revenue from the sale of gateway and other products, which include both hardware and software. Postcontract customer support includes telephone support, bug fixes, and rights to upgrades on a when-and-if available basis. Consulting services consist primarily of implementation services performed on a time and material basis for the installation of the Company’s software products, database trigger services which create a mechanism for importing data from a third party system into the Company’s software products and on-site training services. Revenue from software license agreements and product sales are recognized upon delivery, provided that all of the following conditions are met: a non-cancelable license agreement has been signed; the software has been delivered; no significant production, modification or customization of the software is required; the vendor’s fee is fixed or determinable; and collection of the resulting receivable is deemed probable. In software arrangements that include rights to software products, specified upgrades or gateways, PCS, and/or other services, the Company allocates the total arrangement fee among each deliverable based on vendor-specific objective evidence. Revenue from maintenance agreements are recognized ratably over the term of the maintenance period, generally one year. Consulting and training services, which are not considered essential to the functionality of the software products, are recognized as the respective services are performed.

In November 2001, the staff of the FASB issued an announcement, “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred.” This announcement requires companies to characterize reimbursements received for out of pocket expenses incurred as revenue in the income statement. This announcement is to be applied in financial reporting periods beginning after December 15, 2001 and comparative financial statements for prior periods are to be reclassified to comply with the guidance in this announcement. We adopted the policies outlined in the announcement on January 1, 2002, as such, reimbursements for out of pocket expenses of $83,000 and $168,000 have been reclassified as services revenue and cost of services for the three and nine month periods ended September 30, 2001, respectively.

Impairment Of Long-Lived Assets And Identifiable Intangible Assets

The Company accounts for long-lived assets pursuant to Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” The Company evaluates its property and equipment, certain intangible assets and other long-lived assets for impairment and assesses their recoverability based upon anticipated future cash flows. If changes in circumstances lead Company management to believe that any of its long-lived assets may be impaired, the Company will (a) evaluate the extent to which the remaining book value of the asset is recoverable by comparing the future undiscounted cash flows estimated to be associated with the asset to the asset’s carrying amount and (b) write-down the carrying amount to market value or discounted cash flow value to the extent necessary. As of September 30, 2002, management did not consider any of the Company’s long-lived assets to be impaired.

In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

The Company adopted the provisions of SFAS No. 141 in July 2001, except with regard to business combinations initiated prior to July 1, 2001, and SFAS No. 142 was adopted on its effective date of January 1, 2002. The Company has used the purchase method when accounting for past business combinations and the adoption of the standard did not result in any change to the Company’s financial statements except for the nonamortization provisions of the standard. Upon adoption of SFAS No.

142, the Company performed an initial test of potential intangible asset impairment. This required initial benchmark evaluation was performed as of January 1, 2002 resulting in no impairment in the value of the Company’s goodwill and any related intangibles. Application of the non-amortization provision of the standard is expected to reduce operating expenses in 2002 by approximately $748,000 as compared to operating results if this standard had not been applied. If we were to adjust the 2001 comparative amounts to exclude this amortization expense and conform to the 2002 presentation, general and administration expense, total operating expenses, loss from operations and the net loss, as presented, would be reduced by approximately $561,000 each.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” Under SFAS No. 143, the fair value of a liability for an asset retirement obligation must be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material impact on our financial position or results of operations.

Income taxes

The Company utilizes the liability method of accounting for income taxes, as set forth in SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 prescribes an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements. Deferred tax assets are recognized, net of any valuation allowance, for deductible temporary differences and operating loss and tax credit carryforwards. A valuation allowance is provided when it is considered more likely than not that some or all of the deferred tax assets may not be realized. As of September 30, 2002 and December 31, 2001, the Company had a valuation allowance against the entire net deferred tax asset.

Earnings Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” basic earnings per common share calculations are based on net earnings (loss) after preferred stock dividend requirements and the weighted-average number of common shares outstanding during each period. Diluted earnings (loss) per common share also reflects the potential dilution that would occur assuming the exercise of stock options and other related effects. Weighted average number of common shares outstanding on a diluted basis for the three and nine month periods ended September 30, 2002 and 2001 do not include common stock equivalents because the effect of inclusion of these would be to reduce the loss per common share. If the exercise of stock options were included, the weighted average number of common shares outstanding would have increased by 0 and 37,900 for the three-month periods ended September 30, 2002 and 2001, respectively, and would have increased by 16,600 and 32,500 for the nine-month periods ended September 30, 2002 and 2001, respectively.

Note 3. Research and Development Costs

The Company capitalizes certain software development costs incurred to enhance the Company’s existing software or to develop new software. Certain software development costs incurred after technological feasibility of the product has been established are capitalized. Such capitalized costs are amortized on an individual product basis commencing when a product is available for release. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense.

Research and development costs are comprised of the following (in thousands):

	Three months ended September 30		Nine months ended September 30
	2002	2001	2002	2001
Research and development costs incurred	$769	$1,213	$2,808	$3,917
Less – capitalized software development costs	(479)	(465)	(1,317)	(1,540)

Research and development costs, net	$290	$748	$1,491	$2,377

Included in cost of revenues is amortization of software development costs and acquired software technology of $514,000 and $783,000 for the three months ended September 30, 2002 and 2001, respectively. Amortization of software development costs for the nine months ended September 30, 2002 and 2001 was $1,609,000 and $1,699,000, respectively. In the three-month period ended March 31, 2002 approximately $876,400 of fully amortized software development costs were removed from deferred software costs and accumulated amortization.

Note 4. Long-term Debt – Shareholders

The Company has a $3 million unsecured revolving line of credit with Safeguard Scientifics, Inc. (“Safeguard”), a majority shareholder of the Company, holding 100% of the Company’s outstanding Series F preferred shares and approximately 59% of the Company’s outstanding common stock (assuming the conversion of the Series F preferred stock). Terms of the line of credit require monthly interest payments at the prime rate plus 1%. Principal is due 13 months after date of demand by Safeguard or earlier in the case of a sale of substantially all of the assets of the Company, a business combination or upon the closing of a debt or equity offering. As of November 11, 2002, borrowings under the line of credit with Safeguard are $500,000. During the nine months ended September 30, 2002, the Company incurred $15,500 of interest cost under the revolving line of credit with Safeguard.

On March 1, 2001, pursuant to an Asset Purchase Agreement dated February 13, 2001, the Company issued 3,000,000 shares of its common stock and $1.5 million in non-interest bearing Promissory Notes (“Notes”) to Axial Technology Holding AG (“Axial”) (See Note 5 below). The Notes require the payment of $300,000, $500,000, and $700,000 on the first, second, and third anniversaries, respectively, of the Asset Purchase Agreement. With respect to the first note payment, the Company could elect to provide, in lieu of cash, a number of shares of its common stock equivalent in aggregate value to the amount of such cash payment, the value of each such share to be deemed equal to 80% of the average NASDAQ closing price during the 20 trading days immediately prior to the relevant note payment date. The carrying amount of the Company’s notes due to Axial was established by discounting the expected future cash payment obligations using a current interest rate at which the Company could borrow for debt of similar size and maturity. On March 1, 2002 we issued 381,098 shares of our common stock in lieu of the first note payment due on March 1, 2002. Related to this transaction, the Company recognized on March 1, 2002 an interest charge of $46,800, reflecting the difference between the face amount of the note and the fair value of the stock exchanged in settlement of the note obligation.

The following table presents the carrying amounts and fair values of the Company’s debt instruments at September 30, 2002 and December 31, 2001 (in thousands):

	September 30, 2002	December 31, 2001
Borrowings under revolving credit facility	$500	$–
Notes payable due Axial (less unamortized discount of $106 and $180, respectively – effective rate of 9.5%)	1,094	1,320

	1,594	1,320
Less current portion	(456)	(300)

Long-term debt – shareholders	$1,138	$1,020

Note 5. Equity Transactions

Pursuant to an Asset Purchase Agreement dated February 13, 2001, we issued 3,000,000 shares of our common stock and $1.5 million in non-interest bearing Promissory Notes (“Notes”) to Axial Technology Holding AG (“Axial”) for all rights of ownership to Axial’s proprietary asset management technology. The Notes require the payment of $300,000, $500,000, and $700,000 on the first, second, and third anniversaries, respectively, of the Asset Purchase Agreement. As more fully described in Note 4 above, on March 1, 2002 we issued 381,098 shares of our common stock in lieu of the first note payment due on March 1, 2002.

Under the terms of the Series F Convertible Preferred Stock (“Series F Shares”), holders of the Series F Shares are entitled to a cumulative quarterly dividend, when and if declared by the Board, at a rate per share equal to 2% of the issuance price per quarter. At September 30, 2002, dividends in arrears on the Series F Shares were approximately $407,000.

Note 6. Subsequent Events

In October, the Company completed a number of initiatives designed to preserve cash, improve liquidity, and drive the organization to achieve a sustainable positive cash operating position at the current revenue levels. These initiatives included staff reductions, facility closings and facility lease renegotiations. As a result of these actions, the Company will recognize a charge to fourth quarter operations in the range of $550,000 to $650,000 representing severance benefits, lease buyout costs and related expenses.

In 2002, SFAS No. 142, “Goodwill and Other Intangible Assets” became effective, and as a result, we ceased amortization of goodwill on January 1, 2002. In lieu of amortization, we were required to perform an initial impairment review of goodwill in 2002 and an annual impairment review thereafter. SFAS No. 142 requires us to test goodwill for impairment at a level referred to as a reporting unit. As we operate in a single industry and are engaged in the design and sale of a limited number of software products, we believe we meet the definition of a single reporting unit. SFAS No. 142 requires that if the fair value of the reporting unit is less than its carrying amount, the goodwill is considered potentially impaired and a loss is recognized if its carrying value exceeds its implied fair value. To determine fair value, we use the quoted market price of our stock. The required initial benchmark evaluation was performed as of January 1, 2002 resulting in no impairment in the value of our goodwill and any related intangibles. However, with the recent decline in our common stock price and our resulting market capitalization following our delisting from the Nasdaq SmallCap Market to the OTC BB in October, we may be required to recognize an impairment charge for goodwill in the future if the decline is determined to be other than temporary.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, among others, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” and words of similar import. Such statements are subject to certain risks and uncertainties, which include but are not limited to those important factors discussed in cautionary statements throughout the section below and those set forth in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2002, as amended, and are qualified in their entirety by those cautionary statements.

Overview

Tangram develops and markets lifecycle IT asset management software for large and midsize organizations across all industries, in both domestic and international markets. IT asset management is the process of controlling hardware and software assets throughout their lifecycle — from procurement, through daily operations, through final disposal. While asset management is primarily a business practice, it is supported by repository technology that consolidates diverse financial, contractual, ownership, and physical asset data. Our core business strategy and operating philosophy focus on delivering world-class customer care, providing phased asset management solutions that are tailored to our customers’ evolving business needs, and maintaining a leading-edge technical position that results in long-term customer loyalty and sustained shareholder value. We are a partner company of Safeguard Scientifics, Inc. (NYSE:SFE) (“Safeguard”). Safeguard is an operating company that creates long-term value by focusing on technology related companies that are developed through superior operations and management support. Safeguard acquires and operates companies in three principal areas: business and IT services, software, and emerging technology companies. Safeguard is the majority shareholder of the Company, holding approximately 59% of the Company’s outstanding common shares (assuming the conversion of the Series F Convertible Preferred Stock).

In 1996, we began focusing our business on the asset tracking market and the introduction and sale of our Asset Insight product. Asset Insight, an information technology asset tracking product, allows businesses to track changes in their information technology asset base (including hardware and software), forward plan technology requirements, optimize end-user productivity, and calculate the cost of software and hardware upgrades. In October 2000, we announced a strategic move to become a leader in the asset management market. This strategy allows us to build upon our core Asset Insight tracking technology and expertise and expand into a steadily growing, multi-billion dollar market. In support of this business strategy, we purchased the technology of Wyzdom Solutions, Inc. from Axial Technology Holding AG in March 2001, providing the technological foundation for Tangram’s asset management offering, Enterprise Insight. This lifecycle offering, which has been rebranded as a member of the Tangram family of solutions, allows business leaders to manage their information technology assets from initial planning and procurement through final disposal—ensuring information technology assets are maximized to cost-effectively support corporate objectives. We continue to enhance our industry-leading asset tracking technology to ensure our customers can effectively manage new and emerging technologies, such as wireless and handheld personal digital assistant (PDA) devices. These asset tracking features remain the foundation of every asset management initiative. Additionally, in support of the commitment to make Asset Insight a fully web-enabled solution, all new features will be web-based, allowing our customers to access and analyze their diverse asset information directly from their web browsers. As part of our new lifecycle asset management offering, we are expanding our services offerings whereby we work closely with our customers to prioritize their asset management requirements, pinpointing the necessary process and technology changes and executing a phased asset management implementation plan that delivers significant value during each step of the deployment. This tailored service covers specific disciplines, such as (i) software license management; (ii) enterprise moves, adds and changes; (iii) lease management, and (iv) procurement.

Our financial results reflect our growing dependence on revenue generated by sales of Asset Insight and our move into the asset management market with the introduction of Enterprise Insight in July 2001. As a result, various risks and uncertainties relating to the development of the asset management business may cause our actual results to differ materially from the results contemplated. Such uncertainties include (i) our ability to sell Asset Insight and Enterprise Insight products to major accounts with full enterprise-wide deployment; (ii) encountering any unanticipated software errors or other technical problems that may arise in the future that could impact market acceptance of Enterprise Insight, (iii) the possibility of the introduction of superior competitive products; (iv) our ability to develop a sustainable stream of revenue from the sale of the Asset Insight and Enterprise Insight products; (v) our ability to recruit and retain key technical, sales, and marketing personnel; and (vi) our ability to secure adequate financing on reasonable terms or at all. In addition, there can be no assurance that the anticipated benefits relating to our purchase of the Wyzdom lifecycle asset management technology will be realized and there can be no assurance that we will be able to succeed or capitalize upon the opportunities in the asset management market.

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

The license of our software generally requires us to engage in a sales cycle that typically takes approximately three to nine months to complete. Since the beginning of the second quarter of 2002, we have begun to experience extension of the normal sales cycles resulting from increased vendor disarray and confusion in the IT asset management market as some of the major players in this space were distracted by consolidations and financial and regulatory issues. As a result of this vendor upheaval, industry analysts stalled the market by openly advising organizations to temporarily postpone their decisions on IT asset repository solutions. In turn, we believe many organizations have adopted a “wait and see” mentality—deferring their asset management purchasing decisions until there is more market stability and the final market impact can be determined. In addition, the length of the sales cycle has varied depending on factors over which we have little or no control, such as the size of the transaction, the internal activities of potential customers, and the level of competition that we encounter in selling the products. As such, we have historically experienced a certain degree of variability in our quarterly revenue and earnings patterns. This variability, in addition to the foregoing reason, is typically driven by significant events that impact the recognition of licenses, product, and consulting services revenue. Examples of such events include: (i) the timing of major enterprise-wide sales of the Asset Insight and Enterprise Insight product; (ii) “one-time” payments from existing customers for license expansion rights (required to install on a larger or an additional computer base); (iii) completion and customer acceptance of significant implementation rollouts and the related revenue recognition; (iv) budgeting cycles of our potential customers; (v) changes in the mix of software products and services sold; and (vi) software defects and other product quality problems. Additionally, maintenance renewals have accounted for a significant portion of our revenue; however, there can be no assurance that we will be able to sustain current renewal rates in the future. Cancellations of licenses, subscriptions, or maintenance contracts could reduce our revenues and harm our operating results. In particular, our maintenance contracts with customers terminate on an annual basis. Substantial cancellations of maintenance agreements, or a substantial failure to renew these contracts, would reduce our revenues and harm our operating results.

Critical Accounting Policies

The Securities and Exchange Commission (SEC) recently released Financial Reporting Release No. 60, which requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. In addition, Financial Reporting Release No. 61 was recently released by the SEC to require all companies to include a discussion to address, among other matters, liquidity, off-balance sheet arrangements and contractual obligations and commercial commitments. The following is a listing of our critical accounting policies and a brief discussion of each:

•	Allowance for doubtful accounts
•	Deferred software costs
•	Recoverability of acquired software technology, deferred software costs, goodwill and other intangible assets
•	Income taxes
•	Revenue recognition

Allowance for Doubtful Accounts

Our allowance for doubtful accounts relate to customer accounts receivable. The allowance for doubtful accounts is an estimate prepared by management based on identification of the collectability of specific accounts and the overall condition of the receivable portfolios. We specifically analyze customer receivables, as well as analyze historical bad debts, customer credits, customer concentrations, customer credit-worthiness, current economic trends, and changes in customer payment terms, when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Likewise, should we determine that we would be able to realize more of our receivables in the future than previously estimated, an adjustment to the allowance would increase income in the period such determination was made. The allowance for doubtful accounts is reviewed on a quarterly basis and adjustments are recorded as deemed necessary. As a result of our analysis in the second quarter of 2002, we reduced our reserve by approximately $100,000. Our actual bad debts may differ from our estimates and the difference could be significant.

Deferred Software Costs

We account for software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Costs associated with the planning and designing phase of software development, including coding and testing activities necessary to establish technological feasibility, are classified as product development and expensed as incurred. Once technological feasibility has been determined, additional costs incurred in development, including coding, testing, and product quality assurance, are capitalized. Such capitalized costs are amortized on a product-by-product basis over the estimated economic life of the software, not to exceed three years, using the straight-line method. Amortization commences when a product is available for general release to customers. Had different assumptions or criteria been used to determine technological feasibility related to software development costs, materially different amounts of capitalized software development costs could have been reported. The market for our products is intensely competitive and diverse, and the technologies for our products can change rapidly. New products are introduced frequently and existing products are continually enhanced. As a result, the life cycles of our products are difficult to estimate. We periodically assess the remaining economic life of the software whenever events or changes in circumstances indicate that the product life has been shortened. If we determine the remaining economic life of the software is too long, we will adjust the amortization prospectively to reflect the reduction in the remaining economic life of the software.

Recoverability of Acquired Software Technology, Deferred Software Cost, Goodwill and Other Intangible Assets

We periodically assess the impairment of acquired software technology, deferred software cost, goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that we consider important which could trigger an impairment review include significant underperformance relative to historical or expected future operating results, significant changes in the manner or use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends or a decline in our stock price for a sustained period.

If we determine that the carrying value of acquired software technology, deferred software cost, and other intangible assets, exclusive of identifiable goodwill, may not be recoverable based upon the existence of one or more of the above indicators of impairment, we assess the recoverability of the intangibles by determining whether the carrying value of the acquired software technology, deferred software cost, and other intangible assets can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate commensurate with the risk inherent in our current business model. Had different assumptions or criteria been used to evaluate and measure the undiscounted future operating cash flows related to the acquired software technology, deferred software cost, and other intangible assets, our assessment of the potential impairment and the recoverability of the asset could have been materially different.

In 2002, SFAS No. 142, “Goodwill and Other Intangible Assets” became effective, and as a result, we ceased amortization of goodwill on January 1, 2002. In lieu of amortization, we were required to perform an initial impairment review of goodwill in 2002 and an annual impairment review thereafter. SFAS No. 142 requires us to test goodwill for impairment at a level referred to as a reporting unit. We operate in a single industry and are engaged in the design and sale of a limited number of software products, as such, we believe we meet the definition of a single reporting unit. SFAS No. 142 requires that if the fair value of the reporting unit is less than its carrying amount, the goodwill is considered potentially impaired and a loss is recognized if its carrying value exceeds its implied fair value. To determine fair value, we used the quoted market price of our stock. The required initial benchmark evaluation was performed as of January 1, 2002 resulting in no impairment in the value of the Company’s goodwill and any related intangibles. However, with the recent decline in our common stock price and our resulting market capitalization following our delisting from the Nasdaq SmallCap Market to the OTC BB in October, we may be required to recognize an impairment charge in the future if the decline is determined to be other than temporary. Net goodwill and other intangible assets amounted to approximately $1.5 million as of September 30, 2002.

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

Revenues from license agreements are recognized currently, provided that all of the following conditions are met: (i) a non-cancelable license agreement has been signed; (ii) the product has been delivered; (iii) the fee is fixed or determinable; (iv) there are no material uncertainties regarding customer acceptance; (v) collection of the resulting receivable is deemed probable and the risk of concession is deemed remote; and (vi) no other significant vendor obligations related to the software exist. Generally, these criteria are met at the time of delivery. Provision is made at the time the related revenue is recognized for estimated product returns, which historically have been immaterial. We analyze historical returns, current economic trends, and changes in reseller and customer demands when evaluating the adequacy of provisions for sales returns. At the time of the transaction, we determine whether the fee is fixed and determinable based on the terms of the agreement associated with the transaction. If a significant portion of a fee is contingent on future events, we will recognize revenue as the future events occur. We consider all arrangements with payment terms longer than our normal business practice, which do not extend beyond 12 months, not to be fixed or determinable and revenue is recognized when the fee becomes due. We assess collectibility based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. If we determine that collection of the fee is not reasonably assured, we will defer the revenue and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. For all sales, we generally use a binding purchase order or signed license agreement as evidence of an arrangement.

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

Results of Operations

Revenue

Licenses and products revenue for the three-month period ended September 30, 2002 decreased 20% to $1.4 million from $1.8 million in the comparable period in 2001. For the nine-month period ended September 30, 2002, licenses and products revenue decreased 25% to $3.5 million from $4.7 million in the comparable period in 2001. Licenses and products revenue include the sales of our asset management product line, which consist of Asset Insight and Enterprise Insight, and product upgrades and add-ons of AM:PM and our traditional mainframe product, Arbiter. Asset Insight licenses and products revenue contributed $893,000, or 63% of total licenses and products revenue, in the third quarter of 2002 compared to $1.1 million, or 61% of total licenses and products revenue, in the comparable period in 2001. Enterprise Insight licenses and products revenue amounted to $42,000, or 3% of total licenses and products revenue, in the third quarter of 2002 compared to $305,000, or 17% of total licenses and products revenue, in the comparable period in 2001. The reductions in Asset Insight and Enterprise Insight license revenues were directly impacted by two primary factors: 1) extended sales cycles resulting from increased vendor disarray and confusion in the IT asset management market (as described above), and 2) the continued sluggish economy, coupled with shrinking IT budgets. For the nine-month period ended September 30, 2002 Asset Insight licenses and products revenue decreased 26% to $2.7 million from $3.6 million in 2001. Enterprise Insight licenses and products revenue decreased to $97,000 for the nine-month period ended September 30, 2002 from $305,000 in 2001. Our business and operating results are subject to the effects of changes in general economic conditions. There has been a rapid and severe downturn in the worldwide economy during the past 18 months. We expect this downturn to continue, and are uncertain as to its future severity and duration. We believe that these conditions, as well as the decline in worldwide economic conditions, have led our current and potential customers to reduce their IT spending. If these conditions worsen, demand for our products and services may be reduced as a result of even further reduced spending on IT products such as ours. Revenue from upgrades of AM:PM and our traditional mainframe products increased to $473,000, or 34% of total licenses and products revenue, in the third quarter of 2002 compared to $389,000, or 22% of total licenses and products revenue, in the third quarter in 2001 and was $785,000 for the nine months ended September 30, 2002 compared to $784,000 for the same period in 2001. As we have focused our efforts on our core asset management offerings and away from automated software distribution and the traditional mainframe product lines, we expect a decline in AM:PM and Arbiter license revenue and that any future revenue will be unpredictable.

Services revenue for the three-month period ended September 30, 2002 decreased to $1.6 million, or 21%, from $2.1 million for the third quarter of 2001. For the nine-month period ended September 30, 2002, services revenue decreased to $5.2 million, or 15%, from $6.1 million for the comparable period in 2001. Services revenue includes postcontract customer support (PCS) agreements, expert asset management consulting services, and training and support services not otherwise covered under maintenance agreements. Postcontract customer support includes telephone support, bug fixes, and rights to upgrades on a when-and-if available basis. Consulting services consist primarily of implementation services performed on a time and material basis for the installation of the our software products, database trigger services which create a mechanism for importing data from a third party system and on-site training services. PCS revenue from the sale of the asset management product line remained relatively level in the third quarter of 2002 when compared to 2001 at $1.2 million and up slightly to $3.7 million, or 6%, for the nine-month period ended September 30, 2002 from $3.5 million for the same period in 2001. AM:PM and Arbiter PCS revenue and maintenance decreased 42% to $277,000 in the third quarter of 2002 from $475,000 in the comparable period of 2001. For the nine months ended September 30, 2002, AM:PM and Arbiter PCS revenue and maintenance decreased 29% to $974,000 from $1.4 million in the comparable period in 2001. As noted above, we expect the trend of declining AM:PM and Arbiter PCS revenue and maintenance renewals to continue. Our consulting services revenue decreased from $339,000 during the three-month period ended September 30, 2001 to $82,000 in the third quarter of 2002. Consulting services revenue for the nine-month period ended September 30, 2002 decreased from $1.3 million in 2001 to $457,000 during the same period in 2002. The decline in 2002 in consulting services revenue reflects the tight spending environment that exist for IT products and services as well as the impact of a single Asset Insight deployment engagement of approximately $373,000 that was awarded in late 2000 and delivered in the first quarter of 2001. The 2002 period did not have a similar engagement of that size. A key part of our strategy is to expand our delivery of expert asset management services. If we are unable to meet customers’ service requests with internal resources (due to limited capacity or business expertise), we will endeavor to partner with our partners and other third-party service providers for additional support. There can be no assurance that we will be able to grow our service business. Our failure to implement solutions that address customers’ requirements and provide timely and cost-effective customer support and service could have a material adverse effect on our future business, operating results, and financial condition.

In order to grow our business, increase our revenues, and improve our operating results, we believe we must continue to expand internationally. International revenue (including PCS contracts) for the three-month period ended September 30, 2002 was $235,000 compared to $291,000 during the same period in 2001, and represented approximately 8% and 8% of our total revenue in the third quarter of 2002 and 2001, respectively. During the nine-month period ended September 30, 2002, international revenue (including PCS contracts) was $807,000 compared to $1.0 million during the same period in 2001, and represented approximately 10% of our total revenue in each period of 2002 and 2001. We have expanded our European sales initiatives by establishing agreements with five distributors that are marketing our Asset Insight and Enterprise Insight solutions in the United Kingdom, Germany, Ireland, Scandinavia, Switzerland, Italy, Portugal, and Spain. We carefully select distributors that share our customer-centric philosophy and are committed to selling Tangram’s solutions as their exclusive asset tracking and asset management offerings. We are currently evaluating expanding our distributor network to the English-speaking regions of the Pacific Rim, including Hong Kong, Singapore, and Australia. International expansion will require significant management attention and financial resources, and we may not be successful in expanding our international operations. We have limited experience in developing local language versions of our products or in marketing our products to international customers. To date, the majority of our international revenue has been denominated in United States currency. If future international sales are denominated in local currency, there is an additional risk associated with fluctuating exchange rates.

Cost of Revenue

Cost of licenses and products includes costs related to the distribution of licensed software products and the amortization of acquired software technology and capitalized software development costs. A significant component of cost of licenses and products is attributable to the amortization of acquired software technology and deferred development costs. Cost of licenses and products decreased 36% in the third quarter of 2002 to $523,000 from $818,000 in the comparable period in 2001. For the nine-month period ended September 30, 2002, cost of licenses and products decreased 7% to $1.7 million from $1.8 million in the comparable period in 2001. This decrease is primarily the result of lower amortization of deferred development costs associated with the elimination of approximately $876,400 of fully amortized software development costs in the three-month period ended March 31, 2002. Cost of licenses and products as a percentage of licenses and products revenue decreased to 37% for the three-month period ending September 30, 2002, compared to 47% in the comparable period in 2001, but increased to 47% for the nine months ended September 30, 2002 from 38% in the same period of 2001.

Cost of services reflects the cost of the direct labor force, including the associated personnel, travel, and subsistence, and occupancy costs incurred in connection with providing consulting and maintenance services. Cost of services in the three-month period ended September 30, 2002 decreased 22% to $375,000 from $480,000 in the comparable period in 2001. The reduction in cost is primarily the result of lower personnel related cost. Cost of services for the nine months ended September 30, 2002 decreased to $1.2 million from $1.4 million during the same period in 2001. Cost of services as a percentage of services revenue in the third quarter and for the nine-month period ended September 30, 2002 and 2001 remained relatively constant at 23%.

Sales and Marketing

Sales and marketing expenses consist principally of salaries, commissions, and benefits for sales, marketing, and channel support personnel, and the costs associated with product promotions and related travel. Sales and marketing expenses decreased to $1.2 million, or 20%, in the three-month period ended September 30, 2002 from $1.5 million in the comparable period in 2001. For the nine months ended September 30, 2002, sales and marketing expenses decreased 15% to $4.1 million from $4.8 million during the same period in 2001. The reduction in costs for both the three and nine month periods is primarily the result of lower spending associated with personnel cost, marketing and travel related cost. Sales and marketing expenses remained constant at 40% as a percentage of revenue for the third quarter of 2002 and 2001. As a percentage of revenue, sales and marketing expenses for the nine-month period ended September 30, 2002, increased slightly to 47% from 45% in 2001. The increase in sales and marketing expenses as a percentage of revenue in 2002 is directly attributable to lower sales revenue during the nine-month periods ending September 30, 2002 when compared to the same period in the previous year. We are currently reinvesting and intend to devote significant resources in developing the direct sales organization in North America and our distributor channel in Europe. The sales organization continues to follow a sales process that shifts from a point solution to a business solution sale. This process requires the efforts of experienced sales personnel, as well as specialized consulting professionals. In addition, the complexity of our products, and issues associated with installing and maintaining them, require highly trained customer service and support personnel. Our direct sales force has limited experience selling and delivering our phased asset management solutions. We have started a process to evaluate every member of our direct sales force to determine whether they have the necessary skills. We have and may be required to take further action where necessary to upgrade or replace skill sets as well as invest in a large sales force in order to drive higher levels of sales activity. If we are unable to successfully direct our sales force or hire these personnel in the future and train them in the use of our products, our business, operating results, and financial conditions could be harmed.

General and Administrative

General and administrative expenses consist principally of salaries and benefit costs for administrative personnel, general operating costs, legal, accounting and other professional services. General and administrative expenses decreased 35% for the third quarter of 2002 to $574,000 from $887,000 in the comparable quarter of 2001. For the nine months ended September 30, 2002, general and administrative expenses decreased to $1.7 million, or 27%, from $2.4 million during the same period in 2001. As a percentage of total revenue, general and administrative expenses were 19% for the third quarter of 2002 compared to 23% in the third quarter of 2001. For the nine months ended September 30, 2002, general and administrative expenses as percentage of total revenue were approximately 20% as compared to 22% in 2001. The reduction in costs in 2002 for both the three and nine month periods is primarily the result of lower spending associated with personnel cost, the elimination of goodwill amortization in accordance with the guidance of SFAS No. 142, “Goodwill and Other Intangible Assets,” and reduction in the reserve for bad debts as result of lower revenue levels and improved collections. If we were to adjust the 2001 comparative amounts to exclude this amortization expense and conform to the 2002 presentation, general and administration expense of the three and nine-month periods ending September 30, 2001, as presented, would be reduced by approximately $187,000 and $561,000, respectively.

Research and Development

Research and development expenses consist primarily of salaries and benefits for the software development and technical support staff and, to a lesser extent, costs associated with independent contractors. We capitalize certain software development costs incurred to develop new software or to enhance our existing software. Such capitalized costs are amortized on an individual product basis commencing when a product is generally available for release. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Gross expenditures for research and development decreased 37% in the third quarter of 2002 to $769,000 from $1.2 million in the comparable period in 2001. Comparing the nine months ended September 30, 2002 and 2001, gross research and development decreased 28% to $2.8 million from $3.9 million, respectively. As a percentage of revenue, gross research and development costs decreased to 25% in the third quarter of 2002 from 32% in the same period in 2001 and decreased to 32% for the nine months ended September 30, 2002 from 37% during the same period in 2001. The decrease in cost in 2002 can be attributable to lower staffing levels and personnel related costs when compared to the respective period in the previous year. This decrease in cost was offset in part by a $160,000 charge in the third quarter of 2002 associated with our obligation under a severance and non-compete agreement with the former senior vice president and chief technology officer who resigned on May 28, 2002. We capitalized and deferred development costs of $479,000, or 62% of gross research and development costs, in the third quarter of 2002, a slight increase from $465,000, or 38% of gross research and development costs, during the same period in 2001. Deferred development costs as a percentage of gross research and development costs for the third quarter of 2002 reflects the significant effort we have devoted to the enhancement and release of Asset Insight version 5.0 and the integration work on Enterprise Insight which are scheduled for release in the first quarter of 2003. As a result of the high deferral in relationship to gross research and development costs noted above, net research and development costs for the three months ended September 30, 2002 decreased significantly to $290,000 from $748,000 in the comparable period of 2001. For the nine months ended September 30, 2002, capitalization of deferred development costs were $1.3 million as compared to $1.5 million in 2001. Net research and development expenses decreased to $1.5 million from $2.4 million during the same period in 2001 for the reasons noted above, principally lower personnel related costs. As a result of rapid technological change in the industry, our position in existing markets can be eroded rapidly by product advances. The life cycles of our products are difficult to estimate. Our growth and future financial performance depend in part upon our ability to improve existing products and develop and introduce new products that keep pace with technological advances, meet changing customer needs, and respond to competitive products. If we cannot compete effectively in our markets by offering products that are comparable in functionality, ease of use, and price to those of our competitors, our revenues will decrease, and our operating results will be adversely affected. Many of our current and potential competitors have substantially greater financial, technical, marketing, and other resources than we have. As a result, they may be able to devote greater resources than we can to the development, promotion, and sale of their products and may be able to respond more quickly to new or emerging technologies and changes in customer needs. As such, we will continue to commit substantial resources to research and development efforts in the future.

Other Expense, Net

Other expense, net consists primarily of interest expense. Interest expense during the third quarter of 2002 decreased to $38,000 compared to $47,000 for the same period in 2001 due principally to our lower borrowing levels under our the line of credit with Safeguard in 2002. For the nine months ended September 30, 2002 interest expense was $149,000 compared to $151,000 during the nine months ended September 30, 2001.

Provision for Income Taxes

There was no provision for income taxes for the three and nine month periods ending September 30, 2002 and 2001, respectively, due to the net losses incurred during these periods. At December 31, 2001, the Company has net operating loss carryforwards of approximately $32.6 million, which are available to offset future federal taxable income and expire in various amounts from 2002 through 2020. The Internal Revenue Code of 1986, as amended (the “Code”), contains provisions that limit the ability to utilize net operating loss carryforwards in the case of certain events, including significant changes in ownership interests (as defined in the Code) on June 29, 1989, the Company is limited in its ability to utilize approximately $18.0 million of its net operating loss carryforwards. The annual limitation for the utilization of these carryforwards is approximately $1.3 million, and any unused amount can be utilized in subsequent years within the carryforward period.

At December 31, 2001, the Company had available approximately $16,000 of investment credit carryforwards, which expire in 2002.

Net Earnings (Loss)

We have incurred substantial losses in recent years, and predicting our future operating results is difficult. If we continue to incur losses, if our revenues decline, or if our expenses increase without commensurate increases in revenues, our operating results will suffer and the price of our common stock may fall. The Company recorded a slight profit of $19,000, or $0.00 per share, in the three-month period ended September 30, 2002 compared to a net loss of $680,000, or ($0.04) per share, in the comparable period in 2001. For the nine month period ended September 30, 2002, we recorded a net loss of $1.5 million, or ($0.09) per share, compared to a net loss of $2.0 million, or ($0.12) per share during the same period in 2001.

Impact of Recently Issued Accounting Standards

In October 1997, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 97-2 Software Revenue Recognition, as amended in March 1998 by SOP 98-4 and October 1998 by SOP 98-9. These SOPs provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The Company adopted SOP 97-2 for software transactions entered into beginning January 1, 1998. Based on the current requirements of the SOPs, application of these statements did not have a material impact on the Company’s revenue recognition policies. However, AcSEC is currently reviewing further modifications to the SOP with the objective of providing more definitive, detailed implementation guidelines. This guidance could lead to unanticipated changes in the Company’s operational and revenue recognition practices.

In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”

The Company adopted the provisions of SFAS No. 141 on July 1, 2001, except with regard to business combinations initiated prior to July 1, 2001, and SFAS No. 142 became effective January 1, 2002. The Company has always used the purchase method when accounting for past business combinations and thus no change in procedures is required going forward. Upon adoption of SFAS No. 142 an initial testing of impairment is required. The required initial benchmark evaluation was performed as of January 1, 2002 resulting in no impairment in the value of the Company’s goodwill. Application of the non-amortization provision of the standard is expected to reduce operating cost in 2002 by approximately $748,000, or $187,000 per quarter, as compared to operating results if this standard had not been applied.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” Under SFAS No. 143, the fair value of a liability for an asset retirement obligation must be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material impact on our financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. We adopted SFAS No. 144 on January 1, 2002, which did not have a material impact on our financial position or results of operations.

In November 2001, the staff of the FASB issued an announcement, “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred.” This announcement requires companies to characterize reimbursements received for out of pocket expenses incurred as revenue in the income statement. This announcement is to be applied in financial reporting periods beginning after December 15, 2001 and comparative financial statements for prior periods are to be reclassified to comply with the guidance in this announcement. We adopted the policies outlined in the announcement on January 1, 2002, as such, reimbursements for out of pocket expenses of $20,000 and $40,000 has been recognized as revenue and cost of services for the three month period ended September 30, 2002 and 2001, respectively. For the nine month periods ended September 30, 2002 and 2001, reimbursements for out of pocket expenses of $83,000 and $168,000 has been recognized as revenue and cost of services, respectively.

In June 2002, the FASB approved for issuance SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This Statement provides financial accounting and reporting guidance for costs associated with exit or disposal activities and nullifies EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Early application is encouraged. Previously issued financial statements should not be restated. The provisions of EITF Issue 94-3 continue to apply for an exit activity initiated under an exit plan that met the criteria in EITF Issue 94-3 before SFAS No. 146 initial application. Management believes the implementation of this standard will not have a material effect upon our financial statements.

We do not expect the adoption of other recently issued accounting pronouncements to have a significant impact on our results of operations, financial position, or cash flows.

Liquidity and Capital Resources

As of September 30, 2002, we have $270,000 of cash on hand, $2.0 million in trade receivables and $2.5 million of borrowing capacity on our line of credit with Safeguard. Terms of the line of credit require monthly interest payments at the prime rate plus 1%. Principal is due 13 months after date of demand by Safeguard or earlier in the case of a sale of substantially all of our assets, a business combination, or upon the closing of a sale of a debt or equity offering. As of November 11, 2002, there were borrowings under the line of credit with Safeguard in the amount of $500,000. In the past we have funded our operations through borrowings and cash generated from operations. However, the recent trend of operating losses and inconsistent revenue trends may require us to seek other sources of capital.

The net cash provided by operating activities for the nine month period ended September 30, 2002 was $765,000 compared to $1.5 million provided by operating activities during the same period in 2001. The decrease in cash provided by operating activities was principally due to the changes in accrued expenses, and deferred revenue offset by the decrease in accounts receivable as a result of improved collection efforts and lower sales volume in 2002.

Net cash used in investing activities for the nine month periods ended September 30, 2002 and 2001 amounted to $1.3 million and $1.5 million, respectively, principally representing capitalized development costs. In accordance with SFAS No. 86, we capitalized and deferred development costs of $1.3 million, or 47% of gross research and development costs, during the nine months ended September 30, 2002, and $1.5 million, or 39% of gross research and development costs, during the nine months ended September 30, 2001. Net cash used in investing activities reflects our continued and ongoing investment associated with our commitment to develop, enhance, and improve our asset management line of products. Our business is not capital asset intensive, and capital expenditures in any year normally would not be significant in relation to our overall financial position. Generally, our capital expenditures relate to information technology hardware and software purchases. Capital expenditures were approximately $18,000 during the nine month period ended September 30, 2002 as compared to approximately $65,000 in 2001. We currently expect our capital expenditure requirements over the next twelve months to be in a range of $150,000 to $200,000.

Net cash provided by financing activities during the nine months ending September 30, 2002 amounted to $500,000 compared to net cash used in financing activities of $300,000 during the same period in 2001 reflecting our borrowings in 2002 under the Safeguard line of credit. In 2002 and 2001, due to our stock price levels, there were no exercises of employee stock options.

Contractual Obligations

Our contractual obligations consist of noncancelable operating leases for facilities and equipment, debt financing, and cumulative dividend requirements on the Series F preferred stock. We lease our facilities and certain equipment under several non-cancelable operating lease agreements that expire at various times through 2005. Certain of these leases contain fixed rental increases over the life of the respective lease. Net rental expense was $756,000 and $749,000, respectively, for the nine-month periods ending September 30, 2002 and 2001.

Remaining future minimum lease payments under non-cancelable operating leases and subleases at September 30, 2002 are as follows (in thousands):

Commitments
2002	$112
2003	388
2004	278
2005	3

$781

Pursuant to an Asset Purchase Agreement dated February 13, 2001, we issued 3,000,000 shares of our common stock and $1.5 million in non-interest bearing Promissory Notes (“Notes”) to Axial Technology Holding AG (“Axial”) for all rights of ownership to Axial’s proprietary asset management technology. The Notes require the payment of $300,000, $500,000, and $700,000 on the first, second, and third anniversaries, respectively, of the Asset Purchase Agreement. With respect to the first note payment, we could elect to provide, in lieu of cash, a number of shares of common stock, equivalent in aggregate value to the amount of such cash payment, the value of each such share to be deemed equal to 80% of the average Nasdaq closing price during the 20 trading days immediately prior to the relevant note payment date. On March 1, 2002 we issued 381,098 shares of our common stock in lieu of the first note payment due on March 1, 2002.

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

Under the terms of the Series F Convertible Preferred Stock (“Series F Shares”), holders of the Series F Shares are entitled to a cumulative quarterly dividend, when and if declared by the Board, at a rate per share equal to 2% of the issuance price per quarter. At September 30, 2002, dividends in arrears on the Series F Shares were approximately $407,000.

As stated above, Safeguard has agreed to assist in funding our projected cash requirements by providing a $3.0 million line of credit, of which there is $500,000 borrowed as of November 11, 2002. Although operating activities may provide cash in certain periods, we anticipate that our operating and investing activities may use additional cash. Consequently, operations may require us to obtain additional equity or debt financing. However, we have no present understanding, commitment, or agreement with respect to any such transaction. Accordingly, there can be no assurance that we will have access to adequate debt or equity financing or that, if available, it will be under terms and conditions satisfactory to us or which may not be dilutive.

Recent Developments

In October, we completed a number of initiatives designed to preserve cash, improve liquidity, and drive the organization to achieve a sustainable positive cash operating position at the current revenue levels. These initiatives included staff reductions, facility closings and facility lease renegotiations. As a result of these actions, we will recognize a charge to fourth quarter operations in the range of $550,000 to $650,000 representing severance benefits, lease buyout costs and related expenses.

On October 2, 2002, we received a NASDAQ Staff Determination indicating that the Company had failed to comply with the minimum bid price requirement for continued listing on the NASDAQ SmallCap Market as set forth in Marketplace Rule 4310(c)(4) and therefore our common stock was subject to delisting from the NASDAQ SmallCap Market. Although we had the right to appeal the NASDAQ’s determination, we did not do so. Accordingly, our common stock was delisted from the NASDAQ SmallCap Market as of the opening of business on October 10, 2002. Our common stock currently trades on the Over-the-Counter Bulletin Board (OTC BB) under the same symbol following the delisting from the NASDAQ SmallCap Market. As a result of our delisting, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our common stock. In addition, if our common stock were to remain below $5.00 per share, trading in our common stock could also be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a “penny stock” (generally, any non-Nasdaq and non-national exchange equity security that has a market price of less than $5.00 per share, subject to certain exceptions). The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of our common stock and the ability of investors to trade our common stock. Many brokerage firms are reluctant to recommend lower price stocks for their clients, and the policies and practices of a number of brokerage houses tend to discourage individual brokers within those firms from dealing in lower price stocks. Also, the brokerage commission on the purchase or sale of a stock with a relatively low per share price generally tends to represent a higher percentage of the sales price than the brokerage commission charged on a stock with a relatively higher per share price, to the detriment of our shareholders and the market for our common stock.

On September 19, 2001, we announced a voluntary stock option exchange program for our eligible employees (excluding executive officers and members of our Board of Directors). Under the exchange program, our employees were given the opportunity, subject to certain conditions, to elect to cancel certain outstanding stock options with an exercise price higher than $2.00 per share held by them under our 1988 Stock Option Plan and our 1997 Equity Compensation Plan, in exchange for an equal number of replacement options to be granted at a future date under our 1997 Equity Compensation Plan, at least six months and a day from the cancellation date (we refer to this date as the replacement option grant date). The elections by eligible employees to cancel options were effective as of July 30, 2001. The exchange program resulted in the voluntary cancellation of 217,657 stock options with varying exercise prices in exchange for the same number of replacement options granted on February 4, 2002. The exercise price of each new option was equal the last reported sale price of our common stock on the replacement option grant date. Twenty-five percent of the new options vest immediately and 25% will vest on each of the first, second, and third anniversaries of the replacement option grant date. The exchange program is not expected to result in any additional compensation charges or variable plan accounting. Members of the Company’s Board of Directors and its officers and senior executives were not eligible to participate in this exchange program.

Risk Factors

In addition to other information in this Quarterly Report on Form 10-Q, the following risk factors should be carefully considered in evaluating Tangram and our business because such factors currently may have a significant impact on Tangram’s business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this Form 10-Q, and the risks discussed in Tangram’s other Securities and Exchange Commission filings including our Annual Report on Form 10-K for our fiscal year ended December 31, 2001, actual results could differ materially from those projected in any forward-looking statements. Moreover, the risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business could be materially harmed. In that event, the trading price of our common stock could decline.

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

Our future operating expenses and capital expenditures will increase, which may harm our operating results.

We will continue to incur significant operating expenses and capital expenditures as we seek to:

•	expand our worldwide sales and marketing operations;

•	develop our software to address the e-infrastructure needs of new markets such as the Internet business market; and

•	pursue strategic opportunities, including acquisitions, alliances, and relationships with other companies.

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

Our revenues or operating results in a given quarter could be substantially less than anticipated by our investors, which could result in a substantial decline in our stock price. In addition, quarter to quarter variations could create uncertainty about the direction or progress of our business, which could also result in a decline in the price of our common stock. Our revenues and operating results will vary from quarter-to-quarter for many reasons, many of which are beyond our control, including:

•	changes in demand for our products;

•	the size, timing and contractual terms of orders for our products;

•	any downturn in our customers and potential customers’ businesses, the domestic economy or international economies where our customers and potential customers do business;

•	the timing of product releases or upgrades by us or by our competitors; and

•	changes in the mix of revenue attributable to higher-margin software products as opposed to substantially lower-margin services.

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

If our existing customers do not purchase additional licenses or renew postcontract customer support services, our sources of revenue might be limited to new customers and our ability to grow our business might be impaired.

Historically, we have derived, and expect to continue to derive, a significant portion of our total revenue from existing customers who purchase additional products and renew postcontract customer support services, or PCS. New licenses and products to existing customers represented 38% of our revenue in 2001 and 58% of our revenue in the first nine months of 2002. If our customers do not purchase additional products or renew PCS, our ability to increase or maintain revenue levels could be limited. A number of our current customers initially license a limited number of our products for use in a division of their enterprises. We actively market to these customers to have them license additional products from us and increase their use of our products on an enterprise-wide basis. Our customers may not license additional products and may not expand their use of our products throughout their enterprises. In addition, as we deploy new versions of our products or introduce new products, our current customers may not require or desire the functionality of our new products and may not ultimately license these products.

We also depend on our installed customer base for future revenue from PCS renewal fees. The terms of our standard license arrangements provide for a one-time license fee and the purchase of one year of PCS. PCS is renewable annually at the option of our customers and there are no minimum payment obligations or obligations to license additional software. PCS renewals have accounted for a significant portion of our revenue; however, there can be no assurance that we will be able to sustain current renewal rates in the future. Substantial cancellations of PCS agreements, or a failure of a substantial number of customers to renew these contracts, would reduce our revenues and harm our operating results.

Our revenue growth may be affected if our partners are unsuccessful in selling our products or if we are unsuccessful in adding new partners.

Many of our transactions are sourced, developed, and closed through our strategic and distribution partners, including resellers and system integrators. If the number or size of these partner-influenced transactions were to decrease for any reason, our revenue growth and operating results could be materially and adversely affected. If our sales through these indirect channels, or to new distributors, resellers, or strategic partners, were to decrease in a given quarter, our total revenues and operating results could be harmed. Historically, sales through indirect channels, including distributors, third-party resellers, and system integrators represent a significant percentage of our total sales. If sales through these channels were to decrease, we could experience a shortfall in our revenues. We have less ability to manage sales through indirect channels, relative to direct sales, and less visibility into our channel partners’ success in selling our products. As a result, we could experience unforeseen variability in our revenues and operating results for a number of reasons, including the following:

•	the inability of our partners to sell our products;

•	a decision by our partners to favor competing products; or

•	the inability of our partners to manage the timing of their purchases from us against their sales to end-users, resulting in inventories of unsold licenses held by channel partners.

Many of our channel partners experienced internal management and financial performance problems that impacted their ability to resell our product. In response, we have shifted from an exclusively indirect sales channel to a predominantly direct sales organization.

Our ability to sell our products into new markets and to increase our penetration into existing markets will be impaired if we fail to expand our distribution channels and sales force. Our products and services require a sophisticated selling effort targeted at several key people within a prospective customer’s organization. This process requires the efforts of experienced sales personnel, as well as specialized consulting professionals. In addition, the complexity of our products, and issues associated with installing and maintaining them, require highly-trained customer service and support personnel. We are in the process of transitioning and expanding our direct sales force to complement our marketing arrangements with our channel partners and distributors. As we have only recently begun this process, our direct sales force has limited experience selling and delivering our phased asset management solutions. If we are unable to successfully train our direct sales force or hire these personnel in the future and train them in the use of our products, our business, operating results, and financial conditions could be harmed.

A key part of our solution will be the delivery of expert asset management services. If we are unable to meet customers’ service requests with internal resources (due to limited capacity or business expertise), we will partner with our resellers and other third-party service providers for additional support. There can be no assurance that we will be able to effectively implement this new sales process. Our failure to implement solutions that address customers’ requirements and provide timely and cost-effective customer support and service could have a material adverse effect on our business, operating results, and financial condition.

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

Delays in customer orders could result in our revenues being substantially below the expectations of our investors. The sales cycle for our products typically takes six to nine months to complete, and we may experience delays that further extend this period. The length of the sales cycle may vary depending on factors over which we have little or no control, such as the size of the transaction, the internal activities of potential customers, and the level of competition that we encounter in selling the products. Our customers’ planning and purchasing decisions involve a significant commitment of resources and a lengthy evaluation and product qualification process. As a result, we may incur substantial sales and marketing expenses during a particular period in an effort to obtain orders. If we are unsuccessful in generating offsetting revenues during that period, our revenues and earnings could be substantially reduced, or we could experience a large loss. During the sales cycle, we typically provide a significant level of education to prospective customers regarding the use and benefits of our products. Any delay in the sales cycle of a large license or a number of smaller licenses could have an adverse effect on our operating results and financial condition.

If we are unable to expand our business internationally, our business, revenues, and operating results could be harmed.

In order to grow our business, increase our revenues, and improve our operating results, we believe we must continue to expand internationally. We have expanded our European sales initiatives by establishing agreements with five distributors that are marketing our Asset Insight and Enterprise Insight solutions in the United Kingdom, Germany, Ireland, Scandinavia, Switzerland, Italy, Portugal, and Spain. We carefully select distributors that share our customer-centric philosophy and are committed to selling Tangram’s solutions as their exclusive asset tracking and asset management offerings. We are currently evaluating expanding our distributor network to the English speaking regions of the Pacific Rim including Hong Kong, Singapore and Australia. If we expend substantial resources while pursuing an international strategy and we are not successful, our revenues will fall short of our expectations, and our operating results will suffer. International expansion will require significant management attention and financial resources, and we may not be successful in expanding our international operations. Additionally, we have limited experience in developing local language versions of our products or in marketing our products to international customers. We may not be able to successfully translate, market, sell, and deliver our products internationally.

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

Competitors vary in size and in the scope and breadth of software and services offered. There are many vendors in the infrastructure management market, which includes asset tracking and asset management. This has created confusion and overlap among vendors, such as Peregrine, Altiris, MainControl, Computer Associates’ Argis, and Tally. Additionally, systems management suites provide auto-discovery features that overlap with our offerings. These vendors include Microsoft’s SMS, Hewlett-Packard’s OpenView, and Computer Associates’ Unicenter. In the mid sized asset tracking market, Asset Insight express competes with low-end discovery tools, such as Blue Ocean’s TrackIT. We also face competition from numerous start-up and other entrepreneurial companies offering products that compete with the functionality offered by one or more of our asset management products and the internal information technology departments of those companies with asset management needs.

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

We expect our revenue growth rates and operating results to be adversely affected as customers move to a subscription-based application service provider model. Historically, we have sold our asset management solutions on a perpetual license basis in exchange for an up-front license fee. Businesses are increasingly attempting to reduce their up-front capital expenditures by purchasing software applications under a hosted subscription service model. Under the hosted model, the customer subscribes to use an application from the software provider. The application is generally hosted on a server managed by the software provider or a third-party hosting service. Under the subscription revenue model, revenue is recognized ratably over the term of a subscription. As a result, our rate of revenue growth under a subscription model may be less than our historical rate under a license model. In addition, the price of our services will be fixed at the time of entering into the subscription agreement. If we are unable to adequately predict the costs associated with maintaining and servicing a customer’s subscription, then the periodic expenses associated with a subscription may exceed the revenues we recognize for the subscription in the same period, which would adversely affect our operating results.

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

If we do not respond adequately to our industry’s evolving technology standards, or do not continually develop products that meet the complex and evolving needs of our customers, sales of our products may decrease.

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

Software products as complex as those we offer may contain errors that may be detected at any point in a product’s lifecycle. While we continually test our products for errors and work with customers through our customer support services to identify and correct bugs, errors in our products may be found in the future even after our products have been commercially introduced. Testing for errors is complicated in part because it is difficult to simulate the complex, distributed computing environments in which our customers use our products, as well as because of the increased functionality of our product offerings. We have experienced errors in the past that resulted in delays in product shipment and increased costs. There can be no assurance that, despite our testing, errors will not be found. If we were required to expend significant amounts to correct software bugs or errors, our revenues could be harmed as a result of an inability to deliver the product, and our operating results could be impaired as we incur additional costs without offsetting revenues. Such errors may result in loss of, or delay in, market acceptance and sales, diversion of development resources, injury to our reputation, or increased service and warranty costs, any of which could have a material adverse effect on our business, results of operations, and financial condition.

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

If we are unable to integrate our business with the acquired Wyzdom Solutions assets, if we encounter unanticipated bugs or other technical problems, or if we are unable to succeed or capitalize upon the opportunities in the asset management market, we will incur substantial costs, which will increase our expenses and our losses, and we will fail to achieve the expected synergies of the acquisition. In addition, integration problems could divert management’s attention from other business opportunities, which could result in slower revenue growth than anticipated or in declines in revenue. If we are unable to realize the strategic and financial benefits currently anticipated from the purchase of the lifecycle asset management software of Wyzdom Solutions, Inc., our shareholders will have experienced substantial dilution of their ownership interest without receiving any commensurate benefit.

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

As part of our business strategy, we may find it desirable in the future to make acquisitions of, or significant investments in, businesses that offer complementary products, services and technologies. We may also make acquisitions of, or investments in, businesses that we believe could expand our distribution channels. If we identify an appropriate acquisition candidate, we may not be able to negotiate the terms of the acquisition successfully or finance the acquisition. If we consummate one or more significant acquisitions in which the consideration consists of stock or other securities, your ownership percentage in Tangram could be significantly diluted. In addition, we may be required to write off or amortize significant amounts of goodwill and other intangible assets in connection with future acquisitions, which could materially impair our operating results and financial condition. Any future acquisition or substantial investment would present numerous risks. The following are examples of these risks:

•	difficulties in assimilating the technology, operations, or personnel of the acquired businesses into ours;

•	potential disruption of our ongoing business;

•	difficulty in realizing the potential financial or strategic benefits of the transaction;

•	problems in maintaining uniform standards, controls, procedures, and policies;

•	impairment of our relationships with our employees and clients as a result of any integration of new businesses and management personnel; and

•	the diversion of our management’s attention.

If we cannot attract and retain qualified sales personnel, software developers, and customer service personnel, we will not be able to sell and support our products.

Competition for qualified employees has been intense, particularly in the technology industry, and we have in the past experienced difficulty recruiting qualified employees. If we are not successful in attracting and retaining qualified sales personnel, software developers, and customer service personnel, our revenue growth rates could decrease, or our revenues could decline, and our operating results could be materially harmed. Our products and services require a sophisticated selling effort targeted at several key people within a prospective customer’s organization. This process requires the efforts of experienced sales personnel, as well as specialized consulting professionals. In addition, the complexity of our products, and issues associated with installing and maintaining them, require highly-trained customer service and support personnel. We intend to hire a significant number of these personnel in the future and train them in the use of our products. We believe our success will depend in large part on our ability to attract and retain these key employees.

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

In recent years, there has been significant litigation in the United States involving intellectual property rights, including rights of companies in the software industry. Intellectual property claims against us, and any resulting lawsuit, may result in our incurring significant expenses and could subject us to significant liability for damages and invalidate what we currently believe are our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and could divert management’s time and attention. Any potential intellectual property litigation against us could also force us to do one or more of the following:

•	cease selling or using products or services that incorporate the infringed intellectual property;

•	obtain from the holder of the infringed intellectual property a license to sell or use the relevant technology, which license may not be available on acceptable terms, if at all; or

•	redesign those products or services that incorporate the disputed technology, which could result in substantial unanticipated development expenses.

If we are subject to a successful claim of infringement and we fail to develop non-infringing technology or license the infringed technology on acceptable terms and on a timely basis, our revenues could decline or our expenses could increase.

We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights or to determine the scope and validity of our proprietary rights or the proprietary rights of competitors. These claims could also result in significant expense and the diversion of technical and management personnel’s attention.

Our stock price has been and is likely to continue to be highly volatile, which may make our common stock difficult to resell at attractive times and prices.

The trading price of our common stock has been and is likely to be highly volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	actual or anticipated variations in our quarterly operating results;

•	announcements of technological innovations;

•	new products or services offered by us or our competitors;

•	conditions or trends in the software industry generally or specifically in the markets for asset management enterprise solutions;

•	changes in the economic performance and/or market valuations of our competitors and the software industry in general;

•	announcements by us or our competitors of significant contracts, changes in pricing policies, acquisitions, strategic partnerships, joint ventures, or capital commitments;

•	adoption of industry standards and the inclusion of our technology in, or compatibility of our technology with, the standards;

•	adverse or unfavorable publicity regarding us or our products;

•	our loss of a major customer;

•	additions or departures of key personnel;

•	sales of our common stock in the public market; and

•	other events or factors that may be beyond our control.

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

Future changes in accounting standards, particularly those affecting revenue recognition, could require us to change our accounting policies. These changes could cause deferment of revenue recognized in current periods to subsequent periods or accelerate recognition of deferred revenue to current periods, each of which could cause shortfalls in meeting investors’ expectations. Any of these shortfalls could cause a decline in our stock price.

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

We are a Pennsylvania corporation. Certain provisions of Pennsylvania law and our articles of incorporation and bylaws could have the effect of making it more difficult for a third-party to acquire, or of discouraging a third-party from attempting to acquire, control of us. While these provisions may provide us with flexibility in managing our business, they could discourage or make a merger, tender offer, or proxy contest more difficult, even though certain shareholders may wish to participate in the transaction. These provisions could also potentially adversely affect the market price of the common stock. These provisions include:

•	a provision allowing us to issue preferred stock with rights senior to those of the common stock without any further vote or action by the holders of common stock; and

•
the issuance of preferred stock could decrease the amount of earnings and assets available for distribution to the holders of common stock or could adversely affect the rights and powers, including voting rights, of the holders of the common stock. In certain circumstances, the issuance of preferred stock could have the effect of decreasing the market price of the common stock.

Control by Safeguard Scientifics, Inc.

Safeguard Scientifics, Inc. (“Safeguard”) beneficially owns approximately 55% of our outstanding common stock and 3,000 shares of the Series F Convertible Preferred Stock. The 3,000 shares of Series F Preferred Stock are convertible at any time at the option of the holder into 1,500,000 shares of common stock, subject to anti-dilution adjustments. Safeguard is entitled to one vote for each share of common stock into which the Series F Preferred Stock may be converted and may vote on all matters submitted to a vote of the holders of common stock. Therefore, Safeguard controls approximately 59% of the Company’s outstanding voting shares.

As a result, Safeguard has the ability to control the election of Tangram’s Board of Directors and the outcome of all other matters submitted to our shareholders. In addition, Safeguard’s influence may either deter any acquisition of Tangram or our ability to acquire another entity, and its significant ownership position reduces the public float for our common stock. Consequently, this influence and significant ownership could adversely affect the market price and liquidity of our common stock.

Item 3.    Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risk from changes in interest rates. Such changes in interest rates impact interest cost on our interest rate sensitive liabilities. Interest rate sensitive liabilities are assumed to be those for which the stated interest rate is not contractually fixed for the next 12-month period. Thus, liabilities that have a market-based index, such as the prime rate, are rate sensitive. As of November 11, 2002, the only interest rate sensitive liability is the $3.0 million unsecured revolving line of credit with Safeguard. Assuming a hypothetical, immediate 100 basis point increase in the interest rate, our interest expense over the following 12-month period would be increased by approximately $13,000. The hypothetical model prepared by us assumes that the balance of interest rate sensitive liabilities fluctuates based on our anticipated borrowing levels over the next 12-month period. Thus, this model represents a static analysis, which cannot adequately portray how we would respond to significant changes in market conditions. Furthermore, the analysis does not necessarily reflect our expectations regarding the movement of interest rates in the near term, including the likelihood of an immediate 100 basis point change in the interest rates nor the actual effect on interest cost if such a rate change were to occur. We have not historically used financial instruments to hedge interest rate exposure, do not use financial instruments for trading purposes, and are not a party to any leveraged derivatives.

Foreign Currency Risk

Our business is principally transacted in United States currency. The majority of international revenue has been denominated in United States currency; therefore, we have not experienced any significant currency fluctuations. During the nine months ended September 30, 2002, approximately 2.4% of the U.S. dollar value of our invoices were denominated in currencies other than the United States Dollar. Accordingly, we have minimal exposure to adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated revenue and operating expenses in the United Kingdom. We will continue to assess our need to hedge currency exposures on an ongoing basis and if we are successful in growing our international revenues. However, as of September 30, 2002, we had no hedging contracts outstanding.

Item 4.    Controls and Procedures

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II—OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds

Pursuant to an Asset Purchase Agreement dated February 13, 2001, we issued 3,000,000 shares of our common stock and $1.5 million in non-interest bearing Promissory Notes (“Notes”) to Axial Technology Holding AG (“Axial”) for all rights of ownership to Axial’s proprietary asset management technology. The Notes require the payment of $300,000, $500,000, and $700,000 on the first, second, and third anniversaries, respectively, of the Asset Purchase Agreement. With respect to the first note payment, we could elect to provide, in lieu of cash, a number of shares of common stock, equivalent in aggregate value to the amount of such cash payment, the value of each such share to be deemed equal to 80% of the average Nasdaq closing price during the 20 trading days immediately prior to the relevant note payment date. On March 1, 2002 we issued 381,098 shares of our common stock in lieu of the first note payment due on March 1, 2002.

Under the terms of the Series F Convertible Preferred Stock (“Series F Shares”), holders of the Series F Shares are entitled to a cumulative quarterly dividend, when and if declared by the Board, at a rate per share equal to 2% of the issuance price per quarter. At September 30, 2002, dividends in arrears on the Series F Shares were approximately $407,000.

Item 4.    Submission of Matters to a Vote of Security Holders

On September 12, 2002 the Annual Meeting of Shareholders of the Company was held at which the following matters were submitted to and the requisite number of shares of Common Stock of the Company were voted on by the shareholders, with the results set forth below:

PROPOSAL I—ELECTION OF DIRECTORS

The following persons were elected to the Board of Directors to serve as directors until the next annual meeting of shareholders in 2002 and until their respective successors are duly elected and qualified. Each person received the number of votes set forth next to their names below:

	FOR	AGAINST	WITHHELD
Christopher J. Davis	17,173,587	302,792	1,000
Norman L. Phelps	17,165,521	310,858	9,066
Jonathan Costello	17,173,555	302,824	1,032
David P. Kennealy	17,173,587	302,792	1,000
John F. Owens	17,166,587	309,792	8,000
Carl G. Sempier	17,164,355	312,024	10,232
Frank P. Slattery, Jr.	17,173,587	302,792	1,000
Carl Wilson	17,173,587	302,792	1,000

PROPOSAL II—RATIFICATION OF ERNST & YOUNG AS INDEPENDENT AUDITORS IN 2002

FOR	AGAINST	WITHHELD
17,428,562	44,534	3,283

Item 6.    Exhibits and Reports on Form 8-K

a)	Exhibits

Exhibit Number	Exhibit Description
None

b)	Reports on Form 8-K

On August 14, 2002, the registrant filed with the Commission a Current Report on Form 8-K, dated August 14, 2002, to report that the registrant filed with the Securities and Exchange Commission its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, accompanied by the certifications of Norman L. Phelps, the registrant’s chief executive officer, and John N. Nelli, the registrant’s chief financial officer, required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tangram Enterprise Solutions, Inc.

Date	November 13, 2002	/s/ John N. Nelli

John N. Nelli Senior Vice President and Chief Financial Officer (Principal Financial & Accounting Officer)

CERTIFICATION

I, Norman L. Phelps, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Tangram Enterprise Solutions, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Norman L. Phelps
Norman L. Phelps
President and Chief Executive Officer
(Principal Executive Officer)

CERTIFICATION

I, John N. Nelli, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Tangram Enterprise Solutions, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ John N. Nelli
John N. Nelli
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)