Form 10-K
period 2002-12-31
TANGRAM ENTERPRISE SOLUTIONS INC
filed 2003-03-04
CIK 804121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

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

Common Stock, $0.01 par value

(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☑

The aggregate market value of shares of common stock held by non-affiliates on June 28, 2002, the last business day of the registrant’s most recently completed second fiscal quarter (as reported on the NASDAQ SmallCap Market under the symbol TESI) was approximately $2,009,546. For purposes of determining this amount only, the registrant has defined affiliates as including (a) the executive officers named in Part III of this 10-K report, (b) all directors of the registrant, and (c) each shareholder that has informed the registrant by February 28, 2003 that it is the beneficial owner of 10% or more of the outstanding common stock of the registrant.

As of February 28, 2003 there were 19,802,439 shares of the Company’s common stock outstanding.

Tangram Enterprise Solutions, Inc.

Index to Form 10-K

For the Fiscal Year Ended December 31, 2002

PART I

In this Form 10-K, the “Company,” “Tangram,” “Tangram Enterprise Solutions,” “we,” “us” and “our” refer to Tangram Enterprise Solutions, Inc., a Pennsylvania corporation.

PART I

Item 1. Business

General

Tangram Enterprise Solutions, Inc. (“Tangram”) develops and markets lifecycle information technology (“IT”) asset management (“ITAM”) software for large and mid-sized organizations across all industries, in both domestic and international markets. Our ITAM program consists of Asset Insight® and Enterprise Insight®, which together deliver the market’s first unified tool to manage physical, contractual, and financial IT asset data in a single repository for a comprehensive view of the enterprise. Our core business strategy and operating philosophy focus on delivering world-class customer care, creating a more personal and productive ITAM experience through a phased solution implementation, providing tailored solutions that support evolving customers’ needs, and maintaining a leading-edge technical position. Additionally, it allows us to optimize the results of each customer engagement, promote ongoing customer loyalty, and maximize shareholder value.

The following discussion contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, among others, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” and words of similar import. Such statements are subject to certain risks and uncertainties, which include but are not limited to those important factors discussed in cautionary statements throughout the section below and elsewhere in this document, and are qualified in their entirety by those cautionary statements.

Background and Strategy

For more than 20 years, Tangram has been working closely with our customers to design and develop software that addresses the most demanding business requirements. During this time, we have obtained a keen understanding of the mission-critical issues our customers must grapple with each day, and we have proven that our solutions provide immediate benefits and offer long-term value.

Since 1996, we have focused our business on the asset tracking market and the sale of Asset Insight, our flagship asset tracking point solution. Designed for diverse business leaders, Asset Insight is a best-of-breed solution that automatically tracks the hardware, software, software usage, configuration, user information, and location of each workstation, server, and network device in the enterprise. To date, hundreds of worldwide organizations have purchased Asset Insight to manage millions of workstations, servers, and infrastructure devices. These organizations rely on Asset Insight’s current and historical asset information to ensure information technology investments are in line with corporate initiatives, improve end-user support services, plan technology upgrades, and reduce the overall cost of asset ownership.

Our strategy is to become a leader in the ITAM market. According to IDC, the worldwide ITAM software market is estimated to reach $1.3 billion in 2006, growing at an annual rate of approximately 9.3%. At the same time, the market is largely under-penetrated; Gartner and Giga estimate that only 25% to 50% of U.S. organizations have implemented an asset management program.

Tangram’s strategy builds upon our core Asset Insight tracking technology and Enterprise Insight, a full lifecycle asset management offering. This lifecycle offering allows business leaders to manage their information technology assets from initial planning and procurement through final disposal — ensuring information technology is maximized to cost-effectively support corporate objectives. In early February 2003, we released what we believe to be the market’s first and only fully unified ITAM solution. This unified Insight solution automatically and seamlessly combines the physical IT asset information tracked by Asset Insight with the financial and contractual information managed by Enterprise Insight, delivering a single, holistic view of all enterprise IT assets from a common user interface, without the need for costly and difficult-to-implement data integrations. Tangram’s unified Insight solution allows customers to more quickly, efficiently, and accurately tackle critical IT business issues, such as software license compliance, disaster recovery planning, loss prevention, and lease management.

Our strategy is to deliver phased asset management solutions that address our customers’ most pressing business demands, as they are ready to address them. Specifically, we work closely with our customers to understand their corporate mission, devise solutions that evolve with their businesses, and implement the solutions—one phase at a time.

More importantly, after the implementation of each phase, we conduct customer “checkups” to validate the immediate and long-term benefits of our solution in the customers’ enterprise. We believe this phased, customer-centric approach ensures that our solutions are aligned with our customers’ business drivers as they evolve. Additionally, it allows us to optimize the results of each customer engagement, promote ongoing customer loyalty, and maximize shareholder value.

We are committed to providing world-class customer care and becoming a leader in the ITAM market by supporting an active development program that broadens the utility of our asset tracking and asset management products. Product development efforts include expanding the depth and breadth of the information tracked by our asset tracking technology, extending our asset management capabilities, and enhancing the integration between our asset tracking and asset management solutions to assist companies in relating their information technology assets to business processes, decisions, and objectives.

Tangram’s original software offerings, Arbiter® and AM:PM®, are still in use today by organizations throughout the world, enabling them to perform electronic software distribution, automated data collection, and remote resource management on diverse enterprise systems. We are no longer actively marketing or selling the Arbiter, AM:PM, or traditional mainframe product lines, and as such, we anticipate that the trend of reduced product license and post-contract customer support renewals will continue.

We continually evaluate our products and corporate strategy and have in the past and will in the future undertake organizational changes and product and marketing strategy modifications that are designed to maximize market penetration, optimize the use of limited resources, and develop new products and product channels. There can be no assurance that these efforts will be successful. Our failure to do so could have a material adverse effect on Tangram’s business, operating results, and financial condition.

Industry Background

IT has had a profound impact on corporate productivity and bottom line performance, as technology has fueled everything from e-business to supply chain management to the management of customer relationships. In fact, the IT business unit is now recognized as a strategic business partner, inextricably tied to corporate operations and execution of corporate business strategy.

In today’s environment where organizations are under increasing pressure to control expenses to improve bottom line performance and reduce corporate risks, business managers need an effective asset management program that combines physical, contractual and financial IT asset data in a single repository for a comprehensive view of the enterprise. This comprehensive view is necessary to identify innovative ways to maximize organizations’ return on technology investments, expand IT and employee productivity, and harness the costs associated with managing the lifecycle of distributed assets. Following the events of September 11, 2001, business managers have also realized the critical importance of asset management for disaster recovery, security and contingency planning initiatives. In a disaster, the ability to provide business continuity with the rebuilding of computer systems and information showing an accurate view of platform configurations, OS, installed software, and associated contracts and financial data is of paramount concern. In fact, ITAM is now being recognized as an invaluable tool to help manage security issues ranging from virus protection, hardware theft and protection of sensitive corporate data. Corporate senior management is now considering ITAM as an increasingly important corporate initiative. To that end, industry experts believe that asset management will be one of the top five initiatives undertaken by chief information officers in the next year or two. Today, the market is largely under-penetrated due to the lack of awareness by IT managers of asset solutions that perform asset discovery, repository, license management and usage functions and its security benefits.

ITAM is often confused with the very limited asset discovery capabilities of alternatives such as electronic software distribution or configuration management. A full ITAM solution, however, is an integral tool to senior IT and financial managers in scenarios such as:

•	Software license compliance – License management can be a difficult balancing act. While preventing costly and embarrassing license contract violations, organizations must also avoid procurement of unnecessary licenses and associated maintenance. Without an accurate count—by version—of the applications purchased and used across the enterprise, organizations have to rely on vendors’ records, which are often inaccurate. With an effective asset management program, organizations can gain better leverage in vendor negotiations by knowing precisely how many licenses were purchased, which versions, what is actually being used, and what the license agreements included. This information allows organizations to reassign licenses as appropriate, remove older versions and avoid penalties and legal fees.

•	Investment planning to meet technology demands – To effectively plan technology investments, organizations must have accurate answers to tough questions. Is there sufficient computing power to meet productivity demands? What upgrades are needed to drive new initiatives, such as e-business? Are enterprise assets aligned with business goals? Asset management allows organizations to view enterprise trends, as well as identify potential computing problems, such as non-standard applications, inadequate processors and disk space shortages. Organizations can then reallocate assets as needed and plan corporate-wide asset acquisition strategies, ensuring IT is supporting the business mission. An effective ITAM solution helps a customer avoid the impact of under-investing in IT and becoming uncompetitive in their market as well as over investing and impacting current earnings.

•	Contingency planning and disaster recovery – When an organization is faced with the aftermath of a major disaster, rebuilding the network of technology assets as quickly as possible is key to restoring productivity. An asset management system can provide a complete list of the assets associated with a particular site, plus an overview of all of the financial and contractual details related to each asset. It contains the initial request, the purchase order or lease, the original value plus depreciation, warranty and maintenance agreements, etc.—every asset management detail required to reassemble the enterprise and make the organization functional again. Furthermore, the system can provide complete server configuration information, vital to quickly restoring backups when the original server is destroyed.

•	Financial accountability – There are a wide variety of financial and legal ramifications to knowing what IT assets the organization has and where such assets are located—from depreciation and disposal to acquisitions and mergers. For example, as a result of technology obsolescence, asset disposal, and complicated financing options, many organizations have chosen to simply lease IT assets. However, not only must the organization keep track of when the lease expires, but it must also know where the assets are located and how they were originally configured to avoid costly penalties at lease end that could wipe out the financial benefits of the original lease. An asset management system can provide those details, as well as advance e-mail notification of key dates.

•	Support for operational issues such as Help Desk calls – With accurate installation data, support staff can immediately access historical information that is invaluable for pinpointing and fixing problems. Additionally, the asset repository contains comprehensive warranty and maintenance contract information on each asset—ensuring that manufacturers and service providers meet their obligations, while reducing the costs associated with overlapping support services. ITAM integrated with help desk enables the help desk employees to provide faster response to their customers and will increase help desk productivity. In fact, help desk integration with ITAM is a critical step in the shift from a pure historically reactive help desk environment to a proactive one.

Asset Management Definition and Applications

ITAM is the process of controlling hardware and software assets throughout their lifecycle — from procurement, through daily operations, through final disposal. While asset management is primarily a business practice, it is supported by repository technology that consolidates diverse financial, contractual, ownership, and physical asset data.

For example, a central asset repository provides a single view of purchase requests, purchase orders, asset deliveries, software license agreements, leasing contracts, maintenance and warranty terms, asset costs, departmental and user data, physical attributes, vendor performance, depreciation schedules, and so on. By analyzing and reporting on the information in a central repository, organizations can determine everything they need to know about an asset — how much did it cost, what hardware and software does it include, is the software licensed, who did we buy it from, who is using it, where is it physically located, which department code should the cost be assigned to, which vendor should be called when support is needed, when does the lease expire, when should the asset be retired, what are the depreciation rates, etc.

There are numerous tactical and strategic benefits associated with the consolidation of this information. Organizations can better plan and budget for IT investments to meet corporate objectives, obtain volume discounts, streamline procurement processes, reassign assets no longer in use, ensure procured assets meet corporate standards, avoid costly software license violations, prevent unnecessary lease penalties and buyouts, improve support services, perform departmental chargebacks, efficiently retire and dispose of assets, avoid paying taxes and maintenance on disposed assets, prevent the proliferation of viruses, and develop business continuity plans — all leading to reduced costs and improved effectiveness of IT investments.

Products and Services

Tangram’s family of solutions provides both mid-sized and large companies with a full range of asset tracking and asset management capabilities. To support our phased solution strategy, each product component can be purchased separately, allowing customers to implement the functionality they require based on their unique business demands. To help customers leverage the extensive benefits of our solutions, we also offer a variety of deployment planning, strategic implementation, business process, best practices, and training services.

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

Asset Insight Software Usage Monitor automatically tracks software usage on each device in the enterprise. Detailed information, such as application start and end times, as well as processing times, is automatically discovered and stored in the central repository. This information is vital to every license management initiative, allowing organizations to ensure sufficient license coverage, prevent unnecessary overbuys, and redeploy applications that are not in use. Software Usage Monitoring is an optional add-on component to Asset Insight.

Asset Insight PDA Tracker discovers the user, components, and configuration of handheld systems. As PDAs typically house sensitive information, such as customer lists, and they are now an integral part of corporate productivity, organizations are under increased pressure to manage these devices as carefully as other systems in the enterprise. With Asset Insight’s detailed information on each PDA, organizations can minimize their risk exposure when employees leave the company and improve support services throughout the lifecycle of the device. PDA Tracker is an optional add-on component to Asset Insight.

Asset Insight Infrastructure Subsystem automatically discovers and tracks the location and history of any network device that responds to the Simple Network Management Protocol (SNMP), including bridges, switches, routers, hubs, and printers. The information that is collected is easily accessible using Asset Insight’s built-in reporting and viewing features, allowing business and technology managers to control diverse network assets, which are essential to corporate productivity. Infrastructure Subsystem is an optional add-on component to Asset Insight.

Asset Insight Suite Manager facilitates the evaluation, implementation, and management of enterprise systems management suites, such as Tivoli Enterprise, CA-Unicenter, and HP OpenView. Suite Manager enables organizations to compare suite solution requirements and compute the true cost of enterprise deployment, including the cost of upgrading the desktops and servers to meet each solution’s prerequisites. It also provides planning and tracking tools to assist in the planning and management of an optimum rollout. Post-deployment, Suite Manager proactively monitors the enterprise, generating alerts on desktops and servers that have configuration conflicts with the suite. Suite Manager is an optional add-on component to Asset Insight.

Asset Management Products

Enterprise Insight is a full lifecycle asset management solution that enables customers to manage the financial, physical, and contractual data associated with enterprise IT assets. This information is essential for making strategic decisions that leverage information technology assets, optimize the return on investment, maximize corporate productivity, and ensure assets are meeting corporate objectives. Enterprise Insight includes three modules that, in accordance with our phased asset management strategy, are marketed separately to meet the individual business demands of each customer.

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

Unified Insight Solution

Those customers with both the Asset Insight and Enterprise Insight solutions can benefit from having a fully unified asset management solution. The Unified Insight solution offers the IntelliMatcher, a web-based tool that links and reconciles an organization’s physical, financial, and contractual asset information. The IntelliMatcher automatically matches the thousands of assets discovered by Asset Insight with the asset information “on the books” in Enterprise Insight, based on unique asset attributes such as serial number. This provides a single asset management solution without requiring complex and time-consuming data import or export. The unified asset information is then available to be viewed, reported on, and administered via a common user interface. Via seamless access to physical as well as financial and contractual asset information, customers can ensure software license compliance, minimize end-user downtime with accurate configuration information and maintenance details, enforce desktop standards, and manage technology upgrades.

Asset Insight Services

Tangram’s Consulting Services Group offers a variety of expert services to adapt our solutions to each customer’s unique enterprise and business requirement. We currently offer proof of concept, implementation, training, and several other expert services.

Proof of Concept Services are designed to allow prospective customers to install Asset Insight in their test enviroment in order to confirm its ability to meet business objectives and unique configuration requirements.

Implementation Services include initial planning and resource allocation, pilot implementation, knowledge transfer, and enterprise-wide rollout support.

Training Programs are provided to our customers and channel partners on the implementation, administration, and effective usage of our products in diverse customer environments.

Additional Services are provided, allowing our Consulting Services Group to assist customers with database performance, the implementation of product upgrades, custom report requirements, application integrations, and the development of best practices for their business.

Enterprise Insight Services

To ensure customers maximize their investment in our Enterprise Insight solution, we offer a variety of implementation and best practices services.

Implementation Services allow Tangram consultants to walk customers through initial planning, process management, product deployment, support, and training of each Enterprise Insight module — Asset Expert, Lease Manager, and Purchasing Manager.

Asset Management Best Practices Analysis graphically captures the processes related to the customer’s current asset lifecycle management infrastructure and allows us to recommend improved processes with demonstrated cost and resource savings.

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

We have internally developed the majority of our products and associated documentation. We have acquired in the past, and we intend to continue to evaluate on an ongoing basis, the value of acquiring certain software technology from others and integrating those technologies into our product lines. In 2002, we expended $3.0 million for product development costs, compared with $4.9 million in 2001, and $5.5 million in 2000. In accordance with Statement of Financial Accounting Standards No. 86, the Company capitalizes certain development costs incurred to develop new software or to enhance our existing software. During fiscal 2002, 2001, and 2000, we capitalized $1.5 million, $1.8 million, and $2.1 million, respectively, or 51%, 37%, and 39%, respectively, of total product development costs. During 2002 and 2001, approximately $741,300 and $3.3 million, respectively, of fully amortized software development costs were removed from intangible assets and accumulated amortization. In 2001, we expended $3.5 million for software technology we acquired from Wyzdom Solutions, Inc. No material expenditures were made in fiscal 2002 or 2000 for the acquisition of software technology.

The principal materials and components used in our software products are CD-ROMs with documentation and, occasionally, hard copy installation guides. We occasionally use third-party vendors to print user manuals, packaging and related materials. All of the CD-ROM duplication is done at our distribution facility located in our corporate headquarters.

As a result of rapid technological change in the industry, our position in existing markets can be rapidly eroded by product advances. The lifecycles of our products are difficult to estimate and our growth and future financial performance depend in part upon our ability to improve existing products and develop and introduce new products that keep pace with technological advances, meet changing customer needs, and respond to competitive products. As such, we will continue to commit substantial resources to research and development efforts in the future.

Software products as complex as those that we offer, may contain errors that may be detected at any point in a product’s lifecycle. In the past, we have discovered software errors in certain parts of our products and have experienced delays in shipment of products during the period required to correct these errors. There can be no assurance that, despite our testing, errors will not be found.

Customers

Our customer base is comprised of mid-sized and large, Fortune 1000 enterprises and government agencies that are managing heterogeneous enterprises and mission-critical applications. Our customers are located primarily in North America and Europe and include companies in industrial, institutional, and governmental markets. We operate in a single industry and are engaged in the design and sale of a limited number of software products. No single customer accounted for more than 10% of total revenue in 2002, 2001, or 2000. Our principal financial instrument subject to potential concentration of credit risk are accounts receivable, which are unsecured. We perform ongoing credit evaluations of our customers’ financial condition. We believe that the concentration of credit risk with respect to trade receivables is further mitigated as our customer base consists primarily of Fortune 1000 companies. We maintain reserves for credit losses and such losses historically have been within management estimates.

In order to grow our business, increase our revenues, and improve our operating results, we believe we must continue to expand internationally. In the past two years, we have expanded our direct sales support presence in the United Kingdom and expanded our list of European and Pacific Rim distributors. If we expend substantial resources pursuing an international strategy and are not successful, our revenues will be less than our management’s expectations, and our operating results will suffer. International expansion will require significant management attention and financial resources, and we may not successfully expand our international operations. Additionally, we have limited experience in developing localized versions of our products or in marketing our products to international customers. We may not be able to successfully translate, market, sell, and deliver our products internationally. To date, the majority of our international revenue has been denominated in United States currency; therefore, we have not experienced any significant currency fluctuations or any other material adverse effects associated with doing business overseas. Even if we are successful in expanding our operations internationally, conducting business outside North America poses many risks that could adversely affect our operating results. In particular, we may be exposed to longer payment cycles, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements and tariffs, and fluctuating exchange rates. International revenue (including maintenance contracts) represented approximately 10%, 13%, and 12% of our total revenue in 2002, 2001, and 2000, respectively.

Sales and Marketing

Sales

In the past, many of our transactions were sourced, developed, and closed through our strategic and distribution partners, including resellers and system integrators. Many of our channel partners experienced internal management and financial performance problems in 2000 that impacted their ability to resell our products. In response, we have shifted from an exclusively indirect sales channel to a predominantly direct sales organization. In 2001, we began using a predominantly direct sales channel in North America that focuses on developing new account opportunities and expanding opportunities within individual customer accounts. Our small direct telesales group continues to concentrate on increasing our penetration of the small to mid-sized market. We continue to maintain a small indirect sales group that works closely with our major resellers to manage indirect channel activity. These domestic channel partners resell our ITAM solutions, while being allowed to sell other products that are complementary to, or compete with, those of Tangram. While we encourage our channel partners to focus on our products through marketing and support programs, there can be no assurance that these channel partners will not give greater priority to products of other suppliers, including competitors.

In order to grow our business, increase our revenues, and improve our operating results, we believe we must continue to expand internationally. We have expanded our European and Pacific Rim sales initiatives by establishing agreements with seven distributors that are marketing our Asset Insight and Enterprise Insight solutions in the United Kingdom, Germany, Ireland, Scandinavia, Switzerland, Italy, Portugal, Spain, the Benelux countries, Singapore, and Hong Kong. We carefully select distributors that share our customer-centric philosophy and are committed to selling Tangram’s solutions as their exclusive asset tracking and asset management offerings.

We are currently investing and intend to continue to invest additional resources in developing the direct sales organization in North America and our distributor channel in Europe. The sales organization continues to follow a sales process that shifts from a point solution to a business solution sale. Working closely with a prospective customer’s cross-functional management team, our sales team explores business issues and develops phased asset management solutions to address these issues. Customers can then invest in our solutions one phase at a time — as the customer’s business is ready to adopt the solution. At the completion of each phase, we work with the customer to demonstrate the value that the customer is receiving and then define and finalize the agreement for the next phase of the engagement. Our products and services require a sophisticated selling effort targeted at several key people within a prospective customer’s organization. This process requires the efforts of experienced sales personnel, as well as specialized consulting professionals. In addition, the complexity of our products, and issues associated with installing and maintaining them, require highly trained customer service and support personnel. Our direct sales force has limited experience selling and delivering our phased asset management solutions. If we are unable to successfully direct our sales force or hire these personnel in the future and train them in the use of our products, our business, operating results, and financial conditions could be harmed.

A key part of Tangram’s solution will be the continued delivery of expert asset management services. If we are unable to meet customers’ service requests with internal resources (due to limited capacity or business expertise), we will partner with our resellers and other third-party service providers for additional support. There can be no assurance that we will be able to effectively maintain this new sales process. Our failure to implement solutions that address customers’ requirements and provide timely and cost-effective customer support and service could have a material adverse effect on our business, operating results, and financial condition.

Marketing

Our marketing efforts are focused on penetrating the ITAM market with our Enterprise Insight and Asset Insight offerings, promoting our unique phased asset management approach, building the asset management market, and generating leads. We continue to leverage the position that Asset Insight has attained as the premier auto-discovery solution, which often serves as the core of any asset management initiative. We also continue to execute our market awareness programs through national trade periodicals, direct mail, public relations activities, seminars and our web site (http://www.tangram.com). These efforts are supplemented by listings in relevant trade directories, exhibitions at tradeshows and conference appearances. Initial leads are qualified by our tele-marketing operation before being turned over to either the direct sales force or tele-sales. We believe that customers generally choose our products and services based on the features they provide and upon a preference for the products modularity, our domain expertise and commitment to customer service, implementation time, and ease of use. A targeted marketing campaign on Fortune 1000 and mid sized companies throughout North America, Europe and Asia-Pacific will continue to be a critical element of our growth strategy. We are positioning our products as market-driven business solutions that help contain technology costs, reduce the risks associated with virus proliferation, support contingency planning, and improve overall corporate productivity. To ensure that the products reflect the changing market requirements, all of our product development efforts are integrated with marketing, our current customers, and other functions in a team approach.

Customer requests for enhancements to current products and the development of new products play a significant role in the development of our product marketing strategy. In 2002, we held our second annual Executive Advisory Board, comprised of senior IT executives from selected customer organizations. Working with our senior management team, the Executive Advisory Board provided important feedback on Tangram’s strategy, as well as possible future directions for our products and services. Tangram’s senior management team also makes regular customer visits to gain customer insight and feedback. Additionally, we conduct periodic customer surveys and an annual Tangram Users’ Group to evaluate overall customer satisfaction, provide additional education, and assess future product needs.

Competition

The competitive landscape has grown in the past five years as more vendors have recognized the opportunities presented by the under-penetrated ITAM market. Some competitors have sought to capitalize on these opportunities by introducing new ITAM products that these competitors acquired from third parties, rather than developed internally. We believe that many of these new product offerings are not as robust as Tangram’s solutions. Additionally, we believe that many competitors lack domain expertise, and most of our major competitors offer some form of asset management as only a small part of a much broader product line. This development has created confusion and overlap among vendors. There are many vendors in the infrastructure management market, which includes asset tracking and asset management, such as Peregrine, Altiris, MRO/MainControl, Computer Associates and Tally. Confusion in the ITAM market has been intensified by numerous vendor consolidations and bankruptcy filings of ITAM vendors in 2002. We believe that this disarray in the ITAM market creates an opportunity for Tangram to further differentiate itself and gain critical brand awareness. As one competitive differentiator, we are positioning our phased asset management solution as a unique offering that is tailored to customers’ business environments. Additionally, systems management suites provide auto-discovery features that overlap with our offerings. These vendors include Microsoft’s SMS, Hewlett-Packard’s OpenView, and Computer Associates’ Unicenter. In the mid-sized asset tracking market, Asset Insight express competes with low-end discovery tools, such as Blue Ocean’s TrackIT. We also face competition from numerous start-up and other entrepreneurial companies offering products that compete with the functionality offered by one or more of our ITAM products.

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

Intellectual Property

Our success is in part dependent upon proprietary technology. We rely primarily on a combination of copyright and trademark laws, confidentiality procedures, and contractual provisions to protect our proprietary rights. Our products are generally licensed to end users pursuant to a license agreement that restricts the use of the products to a limited number of control point processors and/or a designated site, or a limited number of nodes. We do not allow the source code to be distributed to customers. From time to time, we have been required to enter into source code escrow agreements with certain customers and distributors for certain of our products. These agreements require the release of source code only under very limited circumstances, principally a breach of our support obligations or a filing of bankruptcy. We seek to protect our software, documentation, and other written materials under trademark and copyright laws, which provide only limited protection.

We believe that patent, trade secret, and copyright protection is less significant than factors such as knowledge, customer relationships, experience of our personnel, new products, frequent product enhancements, name recognition, and ongoing, reliable product maintenance.

Asset Insight, Enterprise Insight, AM:PM, Arbiter, Tangram, and the Tangram puzzle are registered trademarks of Tangram Enterprise Solutions, Inc.

Employees

As of February 28, 2003, we employed 57 persons, including 29 in worldwide marketing, sales, customer support, and field operations; 19 in product development; and 9 in general and administrative. None of our employees is represented by a labor union, nor have we experienced any work stoppages. We believe that our relationship with our employee base is good.

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

Available Information

Our web site address is www.tangram.com. We make available free of charge through our web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with or furnished to the Securities and Exchange Commission. Additionally, we will provide paper copies of these reports free of charge upon request. Please make your request to Investor Relations, telephone 919-653-6000, facsimile 919-653-6004, email info@tangram.com. The information on our web site is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the Securities and Exchange Commission.

Item 2. Properties

We lease our corporate headquarters in Cary, North Carolina. The leased facility consists of approximately 18,500 square feet and serves the following functions; executive, administrative, sales, development, marketing, customer support, and distribution center. We believe that our existing facility is adequate for our current needs. The lease expires on September 30, 2004.

Item 3. Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or of which any of its property is subject.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters

(a) Market Information. On October 2, 2002, we received a NASDAQ Staff Determination indicating that the Company had failed to comply with the minimum bid price requirement for continued listing on the NASDAQ SmallCap Market as set forth in Marketplace Rule 4310(c)(4); therefore, our common stock was subject to delisting from the NASDAQ SmallCap Market. Although we had the right to appeal the NASDAQ’s determination, we did not do so. Accordingly, our common stock was delisted from the NASDAQ SmallCap Market as of the opening of business on October 10, 2002. Our common stock currently trades on the Over-the-Counter Bulletin Board (OTC:BB) under the symbol “TESI.” Prior to October 10, 2002, the Company’s common stock was quoted on the NASDAQ SmallCap Market under the same symbol. As a result of our delisting, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock. In addition, if our common stock remains below $5.00 per share, trading in our common stock could also be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a “penny stock” (generally, any non-NASDAQ and non-national exchange equity security that has a market price of less than $5.00 per share, subject to certain exceptions). The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of our common stock and the ability of investors to trade our common stock. Many brokerage firms are reluctant to recommend lower price stocks for their clients, and the policies and practices of a number of brokerage houses tend to discourage individual brokers within those firms from dealing in lower price stocks. Also, the brokerage commission on the purchase or sale of a stock with a relatively low per share price generally tends to represent a higher percentage of the sales price than the brokerage commission charged on a stock with a relatively higher per share price, to the detriment of our shareholders and the market for our common stock.

The following table sets forth the high and low sales prices of the Company’s common stock from January 1, 2001 through December 31, 2002.

	2002		2001
	High	Low	High	Low
Fourth Quarter	$0.35	$0.06	$1.08	$0.57
Third Quarter	$0.45	$0.21	$1.15	$0.60
Second Quarter	$0.88	$0.30	$1.55	$0.46
First Quarter	$1.40	$0.75	$1.28	$0.38

On February 28, 2003, the last reported sales price for the common stock on the Over-the-Counter Bulletin Board was $0.27 per share.

(b) Holders. On February 28, 2003, we estimate that there are approximately 530 holders of record of our common stock and a substantially greater number of beneficial owners.

(c) Dividends. Holders of the common stock are entitled to receive such dividends as may be declared by the Company’s board of directors. No dividends on the common stock have been paid by the Company. The Company intends to retain all future earnings for the expansion of its business and consequently does not presently intend to pay cash dividends on its common stock.

As of December 31, 2002, the Company had 3,000 shares of Series F Convertible Preferred Stock (“Series F Shares”) outstanding. Series F Shares have a par value of $0.01 per share. The Series F Shares were originally issued for $1,000 per share. The Series F Shares are entitled to certain preferences, limitations and special rights, including dividend rights, conversion rights, voting rights, anti-dilution rights, registration rights, and liquidation preferences. Holders of the Series F Shares are entitled to a cumulative quarterly dividend, when and if declared by the board of directors, at a rate per share equal to 2% of the issuance price per quarter. Each Series F Share is convertible at any time at the option of the holder into 500 shares of common stock, as adjusted pursuant to the terms of the Statement of Designations, Preferences and Rights of the Series F Convertible Preferred Stock. Commencing at any time on or after February 20, 2003, the Company may redeem all 3,000 of the Series F Shares by paying in cash a sum equal to 103% of the initial purchase price per share plus all accrued but unpaid dividends. Holders of the Series F Shares are entitled to one vote for each share of common stock into which the Series F Shares may be converted and may vote on all matters submitted to a vote of the holders of common stock. Each Series F Share is entitled to a liquidation preference of $1,000 plus all accrued but unpaid dividends. Liquidation on proceeds remaining after the satisfaction of such preference would be distributed ratably to the holders of common stock and to the holders of Series F Shares, with each Series F Share being treated as equaling the number of shares of common stock into which such Series F Share is then convertible. At December 31, 2002, the Company had reserved 1,500,000 shares of common stock for issuance upon the future conversion of the Series F Shares.

At December 31, 2002, dividends in arrears on the Series F Shares were approximately $475,200.

Item 6. Selected Financial Data

The following selected financial data of the Company have been derived from the Company’s audited financial statements. This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report and with the Company’s financial statements and the related notes thereto included in Item 8 of this report.

	Year Ended December 31
	2002	2001	2000	1999	1998
	(In thousands, except per share data)
Summary of Operations:
Revenue	$11,580	$15,406	$13,984	$18,678	$20,678
Net (loss) earnings	(2,712)	(1,808)	(3,882)	(444)	1,116
(Loss) earnings per common share:
Basic	(0.15)	(0.11)	(0.24)	(0.03)	0.07
Diluted	(0.15)	(0.11)	(0.24)	(0.03)	0.06
Average common shares outstanding:
Basic	19,739	18,912	16,269	15,799	15,747
Diluted (1)	19,739	18,912	16,269	15,799	17,265

	December 31
	2002	2001	2000	1999	1998
	(In thousands)
Financial Position:
Total assets	$9,934	$13,429	$12,046	$12,388	$15,170
Long-term debt, including current portion	2,421	1,320	3,925	1,623	3,576
Shareholders’ equity	2,630	5,241	1,982	5,565	5,764

(1)	Weighted average number of common shares outstanding on a diluted basis for the years 2002, 2001, 2000, and 1999 does not include common stock equivalents because the effect of inclusion of common stock equivalents would be to reduce the loss per common share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, among others, statements containing the words “believes,” “anticipates,” “estimates,” “expects” and words of similar import. Such statements are subject to certain risks and uncertainties, which include but are not limited to those important factors discussed in cautionary statements throughout the section below and elsewhere in this document, and are qualified in their entirety by those cautionary statements.

Overview

Tangram develops and markets lifecycle ITAM software for large and mid-sized organizations across all industries, in both domestic and international markets. ITAM is the process of controlling hardware and software assets throughout their lifecycle – from procurement, through daily operations, through final disposal. While asset management is primarily a business practice, it is supported by repository technology that consolidates diverse financial, contractual, ownership, and physical asset data. Our core business strategy and operating philosophy focus on delivering world-class customer care, providing phased asset management solutions that are tailored to our customers’ evolving business needs, and maintaining a leading-edge technical position that results in long-term customer loyalty and sustained shareholder value. We are a partner company of Safeguard Scientifics, Inc. (NYSE:SFE) (“Safeguard”). Safeguard is an operating company that creates long-term value by focusing on technology-related companies that are developed through superior operations and management support. Safeguard is the majority shareholder of the Company, holding approximately 58% of the Company’s outstanding common shares (assuming the conversion of the Series F Convertible Preferred Stock).

In 1996, we began focusing our business on the asset tracking market and the introduction and sale of our Asset Insight product. Asset Insight, an information technology asset tracking product, allows businesses to track changes in their information technology asset base (including hardware and software), forward plan technology requirements, optimize end-user productivity, and calculate the cost of software and hardware upgrades. In October 2000, we announced a strategic move to become a leader in the ITAM market. This strategy allows us to build upon our core Asset Insight tracking technology and expertise and expand into a steadily growing, multi-billion dollar market. In support of this business strategy, we purchased the technology of Wyzdom Solutions, Inc. from Axial Technology Holding AG (“Axial”) in March 2001, providing the technological foundation for Tangram’s asset management offering, Enterprise Insight. This lifecycle offering, which has been rebranded as a member of the Tangram family of solutions, allows business leaders to manage their information technology assets from initial planning and procurement through final disposal – ensuring information technology assets are maximized to cost-effectively support corporate objectives. We continue to enhance our industry-leading asset tracking technology to ensure our customers can effectively manage new and emerging technologies, such as wireless and handheld personal digital assistant (PDA) devices. These asset tracking features remain the foundation of every asset management initiative. Additionally, in support of the commitment to make Asset Insight a fully web-enabled solution, all new features will be web-based, allowing our customers to access and analyze their diverse asset information directly from their web browsers. In early February 2003, we released what we believe to be the market’s first and only fully unified ITAM solution. This unified Insight solution automatically and seamlessly combines the physical IT asset information tracked by Asset Insight with the financial and contractual information managed by Enterprise Insight, delivering a single, holistic view of all enterprise IT assets from a common user interface, without the need for costly and difficult-to-implement data integrations. Tangram’s unified Insight solution allows customers to more quickly, efficiently, and accurately tackle critical IT business issues, such as software license compliance, disaster recovery planning, loss prevention, and lease management. As part of our lifecycle asset management offering, we are expanding our services offerings whereby we work closely with our customers to prioritize their asset management requirements, pinpointing the necessary process and technology changes and executing a phased asset management implementation plan that delivers significant value during each step of the deployment. This tailored service covers specific disciplines, such as (i) software license management; (ii) enterprise moves, adds and changes; (iii) lease management, and (iv) procurement. To further assist our customers in leveraging the extensive benefits of our solutions, we also offer a variety of deployment planning, strategic implementation, business process, best practices, and training services.

Our financial results reflect our growing dependence on revenue generated by sales of Asset Insight and our move into the ITAM market with the introduction of Enterprise Insight in July 2001. As a result, various risks and uncertainties relating to the development of the ITAM business may cause our actual results to differ materially from the results contemplated. Such uncertainties include: (i) our ability to sell Asset Insight and Enterprise Insight products to major accounts with full enterprise-wide deployment; (ii) encountering any unanticipated software errors or other technical problems that may arise in the future that could impact market acceptance of Enterprise Insight, (iii) the possibility of the introduction of superior competitive products; (iv) our ability to develop a sustainable stream of revenue from the sale of the Asset Insight and Enterprise Insight products; (v) our ability to recruit and retain key technical, sales, and marketing personnel; and (vi) our ability to secure adequate financing on reasonable terms or at all. In addition, there can be no assurance that the anticipated benefits relating to our purchase of the Wyzdom lifecycle asset management technology will be realized and there can be no assurance that we will be able to succeed or capitalize upon the opportunities in the asset management market.

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

The license of our software generally requires us to engage in a sales cycle that typically takes approximately six to nine months to complete. Since the beginning of the second quarter of 2002, however, we have experienced an extension of normal sales cycles as a result of increased vendor disarray and confusion in the ITAM market as certain ITAM vendors underwent consolidations and financial and regulatory issues. As a result of this vendor upheaval, industry analysts advised organizations to temporarily postpone their decisions on IT asset repository solutions. In turn, we believe many organizations have adopted a “wait and see” mentality— deferring their asset management purchasing decisions until there is more market stability and the final market impact can be determined. In addition, the length of the sales cycle has varied due to factors over which we have little or no control, such as the size of the transaction, the internal activities of potential customers, and the level of competition that we encounter in selling our products. As such, historically, we have experienced a certain degree of variability in our quarterly revenue and earnings patterns. This variability is typically driven by significant events that include: (i) the timing of major enterprise-wide sales of our ITAM products; (ii) “one-time” payments from existing customers for license expansion rights (required to install on a larger or an additional computer base); (iii) completion and customer acceptance of significant implementation rollouts and the related revenue recognition; (iv) budgeting cycles of our potential customers; (v) changes in the mix of software products and services sold; and (vi) software defects and other product quality problems. Additionally, maintenance renewals have accounted for a significant portion of our revenue; however, there can be no assurance that we will be able to sustain current renewal rates in the future. Cancellations of licensesor maintenance contracts could reduce our revenues and harm our operating results. In particular, our maintenance contracts with customers terminate on an annual basis. Substantial cancellations of maintenance agreements, or a substantial failure to renew these contracts, would reduce our revenues and harm our operating results.

Critical Accounting Policies

The Company”s discussion and analysis of its financial conditions and results of operations are based upon its financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these financial statements requires that management make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies, in which different judgments and estimates by our management could materially affect our reported condition and results of operations, include estimating the allowance for doubtful accounts, deferral of software cost, valuation of long-lived assets, deferred tax assets and revenue recognition.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts relates to customer accounts receivable. The allowance for doubtful accounts is an estimate prepared by management based on identification of the collectibility of specific accounts and the overall condition of the receivable portfolios. We specifically analyze customer receivables, as well as analyze historical bad debts, customer credits, customer concentrations, customer credit-worthiness, current economic trends, and changes in customer payment terms, when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Likewise, should we determine that we would be able to realize more of our receivables in the future than previously estimated, an adjustment to the allowance would increase income in the period such determination was made. The allowance for doubtful accounts is reviewed on a quarterly basis and adjustments are recorded as deemed necessary. Management believes that the current estimate of allowances for doubtful accounts recorded as of December 31, 2002, adequately covers any potential credit risks.

Deferred Software Costs

We account for software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Costs associated with the planning and designing phase of software development, including coding and testing activities necessary to establish technological feasibility, are classified as product development and expensed as incurred. Once technological feasibility has been determined, additional costs incurred in development, including coding, testing, and product quality assurance, are capitalized. Such capitalized costs are amortized on a product-by-product basis over the estimated economic life of the software, not to exceed three years, using the straight-line method. Amortization commences when a product is available for general release to customers. The market for our products is intensely competitive and diverse, and the technologies for our products can change rapidly. New products may be introduced frequently and, historically, existing products have been continually enhanced. As a result, the lifecycles of our products are difficult to estimate. We periodically assess the remaining economic life of the software whenever events or changes in circumstances indicate that the product life has been shortened. If we determine the remaining economic life of the software is too long, we will adjust the amortization prospectively to reflect the reduction in the remaining economic life of the software.

SFAS No. 86 requires that, at each balance sheet date, the unamortized capitalized costs of a computer software product (including acquired software technology) be compared to the net realizable value of that product. The amount by which the unamortized capitalized costs of a computer software product exceed the net realizable value of that asset are written off. The net realizable value is determined based on the estimated future gross revenues from the software product reduced by the estimated future costs of completing and disposing of such product, including the costs of performing maintenance and providing customer support required to satisfy the Company’s responsibility set forth at the time of sale. During 2002, we determined that the capitalized software costs were impaired because the estimated future cash flows were less than the net recorded value at December 31, 2002. As a result, we recorded a $760,000 write-down of the capitalized software costs based on our estimates of future cash flows. Had different assumptions or criteria been used to evaluate and measure the impairment, the amount of the impairment write-down could have been materially different than the $760,000 recorded.

Valuation of Long-Lived Assets

We periodically assess the impairment of goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that we consider important which could trigger an impairment review include: (i) significant underperformance relative to historical or expected future operating results; (ii) significant changes in the manner or use of the acquired assets or the strategy for our overall business; (iii) significant negative industry; and (iv) economic trends or a decline in our stock price for a sustained period.

If we determine that the carrying value of intangible assets, exclusive of identifiable goodwill, may not be recoverable based upon the existence of one or more of the above indicators of impairment, we assess the recoverability of the intangibles by determining whether the carrying value of the intangible assets can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate commensurate with the risk inherent in our current business model. Had different assumptions or criteria been used to evaluate and measure the undiscounted future operating cash flows related to the intangible assets, our assessment of the potential impairment and the recoverability of the asset could have been materially different.

In 2002, SFAS No. 142, “Goodwill and Other Intangible Assets,” became effective, and as a result, we ceased amortization of goodwill on January 1, 2002. In lieu of amortization, we were required to perform an initial impairment review of goodwill in 2002 and an annual impairment review thereafter. SFAS No. 142 requires us to test goodwill for impairment at a level referred to as a reporting unit. We operate in a single industry and are engaged in the design and sale of a limited number of software products; therefore, we believe we meet the definition of a single reporting unit.

SFAS No. 142 requires that if the fair value of the reporting unit is less than its carrying amount, the goodwill is considered potentially impaired and a loss is recognized to the extent its carrying value exceeds its implied fair value. To determine fair value, we used the quoted market price of our common stock. The required initial benchmark evaluation and the annual impairment review were performed in January 2002 and 2003, respectively, resulting in no impairment in the value of the Company’s goodwill or any related intangibles. Net goodwill and other intangible assets amounted to approximately $1.5 million as of December 31, 2002. Had different assumptions or criteria been used to evaluate and measure the impairment of goodwill under SFAS No. 142, our assessment of potential impairment could have been materially different.

Deferred Tax Assets

We are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent that we believe recovery is not likely, we must establish a valuation allowance. We provided a valuation allowance of $9.5 million against our entire net deferred tax asset as of December 31, 2002. The valuation allowance was recorded given the losses we had incurred through December 31, 2002 and the uncertainties regarding our future operating profitability and taxable income.

Revenue Recognition

Our revenues are derived from product licensing and services. Services are comprised of maintenance, professional services, and training. License fees are generally due upon the granting of the license. We also provide ongoing maintenance services (post-contract customer support), which include technical support and product enhancements, for an annual fee based upon the current price of the product. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.

Revenues from license agreements are recognized currently, provided that all of the following conditions are met: (i) a non-cancelable license agreement has been signed; (ii) the product has been delivered; (iii) the fee is fixed or determinable; (iv) there are no material uncertainties regarding customer acceptance; (v) collection of the resulting receivable is deemed probable and the risk of concession is deemed remote; and (vi) no other significant vendor obligations related to the software exist. Generally, these criteria are met at the time of delivery. Provision is made at the time the related revenue is recognized for estimated product returns, which historically have been immaterial. We analyze historical returns, current economic trends, and changes in reseller and customer demands when evaluating the adequacy of provisions for sales returns. At the time of the transaction, we determine whether the fee is fixed and determinable based on the terms of the agreement associated with the transaction. If a significant portion of a fee is contingent on future events we will recognize revenue as the future events occur. The Company assesses collectibility based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If we determine that collection of the fee is not reasonably assured, we will defer the revenue and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. For all sales, we generally use a binding purchase order or signed license agreement as evidence of an arrangement. Revenue from products sold through indirect channels (“resellers”) is recognized upon shipment of the software, as long as evidence of an arrangement exists, collectibility is probable and the fee is fixed or determinable. Revenue is recorded net of any discounts. Our resellers do not have any rights of return beyond the standard warranty that runs concurrent with post-contract support services.

Revenues from post-contract support services are recognized ratably over the term of the support period, generally one year. Maintenance revenues, when and if bundled with license agreements, are unbundled using vendor-specific objective evidence. Consulting revenues are primarily related to implementation services performed on a time and material basis under separate service agreements for the installation of our products. Revenues from consulting and training services are recognized as the respective services are performed.

Results of Operations

Revenue

Licenses and products revenue decreased 40% in 2002 to $4.6 million, from $7.6 million in 2001, and increased 8% in 2001 to $7.6 million, from $7.1 million in 2000. Licenses and products revenue include the sales of our ITAM product line, which consists of Asset Insight and Enterprise Insight, and product upgrades and add-ons of AM:PM and our traditional mainframe product, Arbiter. Asset Insight licenses and products revenue contributed $3.4 million, or 75%, of total licenses and products revenue in 2002, $6.4 million, or 84% in 2001, and $4.8 million, or 68% in 2000. Revenue from Enterprise Insight, which was made generally available to our customers in July 2001, decreased to $152,000 in 2002 from $433,000 in 2001. The reductions in Asset Insight and Enterprise Insight were directly impacted by two primary factors:

•	extended sales cycles resulting from increased vendor disarray and confusion in the ITAM market (as described above), and
•	the continued economic downturn, coupled with the shrinking IT budgets of our current and potential customers. The ITAM repository (Enterprise Insight) portion of our business, has been disproportionately influenced by the ITAM vendor turmoil. Additionally, the US and worldwide economies have remained slow. We expect this downturn to continue, but are uncertain as to its future severity and duration. As companies experience downturns, they often delay or cease spending on capital assets and IT infrastructure (including software and related services). We believe that these conditions have led our current and potential customers to reduce their IT spending. If these conditions worsen, demand for our products and services may be reduced as a result of even further reduced spending on IT products such as ours.

Our revenue growth in 2001 was attributable to the market acceptance of new Asset Insight product functionality features, specifically software monitoring, an increased attention on disaster recovery and security within the governmental sector, and the successful transition from an indirect domestic sales channel to a direct sales effort, which focuses on delivering a compelling value solution to the customer, a clearer understanding of the customers needs and the preservation and improvement in product margins. Revenue from AM:PM and our traditional mainframe products increased to $982,000 in 2002 from $784,000 in 2001 and decreased to $784,000 in 2001 from $2.3 million in 2000. Because we have focused our efforts on our core asset management offerings and away from automated software distribution and the traditional mainframe product lines, we expect little, if any, future AM:PM and Arbiter license revenue.

Services revenue decreased 12% to $7.0 million in 2002 from $8.0 million in 2001, after increasing 13% to 8.0 million in 2001 from $7.0 million in 2000. Services revenue includes post-contract customer support (“PCS”) agreements, expert asset management consulting services, and training and support services not otherwise covered under maintenance agreements. PCS includes telephone support, bug fixes, and rights to upgrades on a when-and-if available basis. Consulting services consist primarily of implementation services performed on a time and material basis for the installation of our software products, best practices and implementation services, and on-site training services. PCS revenue from the sale of the ITAM product line increased 10% to $5.1 million in 2002 from $4.7 million in 2000, which followed an increase of 18% from $4.0 million in 2000. AM:PM and Arbiter PCS revenue and maintenance decreased to $1.3 million in 2002 from $1.7 million in 2001, and $2.0 million in 2000. We expect the trend of declining AM:PM and Arbiter PCS revenue and maintenance renewals to continue. Our consulting services revenue decreased to $650,000, or 60%, in 2002 from $1.5 million in 2001, after increasing 32% to $1.5 million in 2001 from $1.2 million in 2000. The decrease in 2002 in consulting services revenue reflects the reduced spending environment that exists for IT products and services, lower new licenses and products revenue in 2002 and the impact of one large engagement of approximately $373,000 that was awarded in late 2000 and delivered in the first quarter of 2001. The 2002 period did not have a similar engagement of that size. The increase in 2001 when compared to 2000 in consulting services revenue is directly correlated to the increase in 2001 in Asset Insight licenses and products revenue discussed above. A key part of our strategy will be the continued delivery of expert asset management services. If we are unable to meet customers’ service requests with internal resources (due to limited capacity or business expertise), we will endeavor to partner with our resellers and other third-party service providers for additional support. There can be no assurance that we will be able to effectively maintain this new focus on providing consulting services. Our failure to implement solutions that address customers’ requirements and provide timely and cost-effective customer support and service could have a material adverse effect on our future business, operating results, and financial condition.

Our business growth, increase in revenues, and improved operating results are contingent upon our ability to expand our operations internationally. International revenue (including PCS contracts) represented approximately 10%, 13%, and 12% of our total revenue in 2002, 2001, and 2000, respectively. In the past two years we have expanded our European sales initiatives by establishing agreements with six distributors that are marketing our ITAM solutions in the United Kingdom, Germany, Ireland, Scandinavia, Switzerland, Italy, Portugal, Spain and the Benelux countries. We carefully select distributors that share our customer-centric philosophy and are committed to selling Tangram’s solutions as their exclusive asset tracking and asset management offerings. Additionally in 2002, we expanded our distributor network to the English-speaking regions of the Pacific Rim. Our coverage currently includes Hong Kong and Singapore International expansion will require significant management attention and financial resources, and we ultimately may not be successful in expanding our international operations. We have limited experience in developing local language versions of our products or in marketing our products to international customers. To date, the majority of our international revenue has been denominated in United States currency. If future international sales are denominated in local currency, there is an additional risk associated with fluctuating exchange rates.

Cost of Revenue

Cost of licenses and products includes the costs related to the distribution of licensed software products. The principal materials and components used in our software products are CD-ROMs with documentation and occasionally hard copy installation guides. We occasionally use third-party vendors to print user manuals, packaging and related materials. All of the CD-ROM duplication is done at our distribution facility located in our corporate headquarters. Cost of licenses and products is relatively immaterial in relation to the associated revenue. Cost of licenses and products was $58,000 in 2002, $99,000 in 2001, and $78,000 in 2000. Cost of licenses and products as a percentage of licenses and products revenue was 1% for each of the years 2002, 2001, and 2000.

Cost of services reflects the cost of the direct labor force, including the associated personnel, travel and subsistence, and occupancy costs incurred in connection with providing consulting and maintenance services. Cost of services decreased 21% to $1.5 million in 2002, down from $1.9 million in 2001, following a decrease of 12% from $2.2 million in 2000. The overall decrease in 2002 in cost of services is primarily the result of lower spending associated with personnel costs (see discussion of restructuring charge below) and travel related costs resulting from lower consulting services revenue. The decrease in 2001 in cost of services is primarily the result of lower utilization of outside consultants to deliver those services. In 2000, we utilized both inside and outside consultants trained in the deployment of Asset Insight to deliver our implementation services. The outside consultants, who are subcontractors, generally cost significantly more than the consultants employed directly by us. The Company’s gross profit can fluctuate based upon the mix of use of consultants who are subcontractors versus consultants employed directly by us. The use of outside consultants in 2002 was minimal. Because of these reasons, the cost of services as a percentage of services revenue in 2002 decreased 22%, from 24% in 2001, and 31% in 2000.

Software development costs are accounted for in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” We capitalize certain software development costs incurred to develop new software or to enhance our existing software. Such capitalized costs are amortized on an individual product basis commencing when a product is generally available for release. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Amortization of software development costs is provided on a product-by-product basis over the estimated economic life of the software, not to exceed three years, using the straight-line method. In 2001, we expended $3.5 million for the acquisition of software technology in connection with the purchase of the Wyzdom technology. No material expenditures were made in 2002 or 2000 for the acquisition of software technology. Amortization of acquired software technology, which commenced July 2001, is provided using the straight-line method over an estimated useful life of four years. Included in cost of revenue is amortization of software development costs and acquired software technology of $2.2 million, $2.3 million, and $1.7 million in 2002, 2001, and 2000, respectively.

We periodically assess the remaining economic life of the capitalized software cost whenever events or changes in circumstances indicate that the product life has been shortened. If we determine the remaining economic life of the software is too long, we will adjust the amortization prospectively to reflect the reduction in the remaining economic life of the software. During 2002, we determined that the capitalized software costs were impaired because the estimated future cash flows were less than the net recorded value at December 31, 2002. As a result, we recorded a $760,000 write-down of the capitalized software costs based on our estimates of future cash flows. Had different assumptions or criteria been used to evaluate and measure the impairment, the amount of the write-down could have been materially different than the $760,000 recorded.

Sales and Marketing

Sales and marketing expenses consist principally of salaries, commissions, and benefits for sales, marketing, and channel support personnel, and the costs associated with product promotions and related travel. Sales and marketing expenses decreased 24% to $4.9 million in 2002, from $6.4 million in 2001, principally as a result of lower spending associated with personnel cost (see discussion of restructuring charge below), promotions and travel related costs. Sales and marketing expenses decreased by 8% to $6.4 million in 2001, from $7.0 million in 2000, principally as a result of a decrease in revenue and the impact of a restructured tiered 2001 sales commission plan that weighted compensation more heavily to quota achievement. Sales and marketing expenses remained constant as a percentage of revenue in 2002 and 2001 at 42%, down from 50% in 2000. We are currently reinvesting and intend to devote additional resources in developing the direct sales organization in North American and our distributor channel in Europe. The sales organization continues to follow a sales process that shifts from a point solution to a business solution sale. This process requires the efforts of experienced sales personnel, as well as specialized consulting professionals. In addition, the complexity of our products, and issues associated with installing and maintaining them, require highly trained customer service and support personnel. Our direct sales force has limited experience selling and delivering our phased asset management solutions. In 2002, we started a process of evaluating every member of our direct sales force to determine whether they have the necessary skills. We have and may be required to take further action where necessary to upgrade or replace skill sets, as well as invest in a larger sales force, in order to generate higher levels of sales activity. If we are unable to successfully train our sales force or hire sales personnel in the future and train them in the use of our products, our business, operating results, and financial conditions could be harmed.

General and Administrative

General and administrative expenses consist principally of salaries and benefit costs for administrative personnel, general operating costs, legal, accounting and other professional services. General and administrative expenses decreased 16% to $2.0 million in 2002, from $2.4 million in 2001, and decreased 7% to $2.4 million in 2001, from $2.5 million in 2000. The reduction in costs in 2002 was primarily the result of decreased spending associated with personnel cost (see discussion of restructuring charge below), a lower reserve charge for bad debts reflecting improved accounts receivable collections and lower revenue levels, offset in part by the higher cost associated with being a public company. As a percentage of total revenue, general and administrative expenses increased to 17% in 2002, from 15% in 2001, because our absolute spending for general and administrative expenses in 2002 decreased at a slower rate than the decline in sales revenue. As a percentage of total revenue, general and administrative expenses in 2001 decreased to 15% from 18% in 2000. The decrease in 2001 reflects the elimination of consultant fees and certain business costs incurred in 2000 that were associated with our strategic initiative to investigate, formalize, and pursue a new business strategy. That initiative resulted in our decision to develop a full lifecycle asset management offering, which led to our March 2001 purchase of the Wyzdom technology, providing the technological foundation for our asset management offering, Enterprise Insight. We did not incur similar costs in 2002 or 2001.

Research and Development

Research and development expenses consist primarily of salaries and benefits for the software development and technical support staff and, to a lesser extent, costs associated with independent contractors. Gross expenditures for research and development decreased 38% to $3.0 million in 2002, from $4.9 million in 2001, after decreasing 11% to $4.9 million in 2001, from $5.5 million in 2000. As a percentage of revenue, research and development costs decreased to 26% in 2002 down from 32% in 2001, from 39% in 2000. The trend of decreasing cost during this three-year period is attributable to lower staffing levels and personnel related costs when compared to the respective previous year (see discussion of restructuring charge below). In accordance with the provisions of SFAS No. 86, we capitalize certain software development costs incurred to develop new software or to enhance our existing software. We capitalized and deferred development costs of $1.5 million, or 51% of gross research and development costs, in 2002, $1.8 million, or 37% of gross research and development costs, in 2001, and $2.1 million, or 39% of gross research and development costs, in 2000. As a result of rapid technological change in the industry, our position in existing markets can be eroded rapidly by product advances. The lifecycles of our products are difficult to estimate. Our growth and future financial performance depend in part upon our ability to improve existing products and develop and introduce new products that keep pace with technological advances, meet changing customer needs, and respond to competitive products. If we cannot compete effectively in our markets by offering products that are comparable in functionality, ease of use, and price to those of our competitors, our revenues will decrease, and our operating results will be adversely affected. Many of our current and potential competitors have substantially greater financial, technical, marketing, and other resources than we have. As a result, they may be able to devote greater resources than we can to the development, promotion, and sale of their products and may be able to respond more quickly to new or emerging technologies and changes in customer needs. As such, we will continue to commit substantial resources to research and development efforts in the future.

Depreciation and Amortization

The following table provides a summary by category of the charges to depreciation and amortization for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	2002	2001	2000
Depreciation	$154	$153	$143
Amortization:
Other intangibles	186	149	—
Goodwill	—	748	748

Total depreciation and amortization	$340	$1,050	$891

Depreciation of property and equipment is provided using the straight-line method over estimated useful lives ranging from three to seven years.

Amortization of other intangibles associated with the purchase of the Wyzdom technology in 2001 is provided using the straight-line method over an estimated useful life of two years.

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The Company adopted the provisions of SFAS No. 142 on its effective date, and as a result, we ceased amortization of goodwill on January 1, 2002. In lieu of amortization, we were required to perform an initial impairment review of goodwill in 2002 and an annual impairment review thereafter. The required initial benchmark evaluation and the annual impairment review were performed in January 2002 and 2003, respectively, resulting in no impairment in the value of the Company’s goodwill.

Amortization of software development costs (which includes amortization of acquired software technology) is provided on a product-by-product basis over the estimated economic life of the software, not to exceed three years, using the straight-line method. In accordance with the provisions of SFAS No. 86, included in cost of revenue is amortization of software development costs of $2.2 million, $2.3 million and $1.7 million in 2002, 2001, and 2000, respectively.

Restructuring Charge

During 2002, the Company effected a restructuring plan designed to reduce its cost structure by consolidating its development staff and closing its facility located in Malvern, PA, downsizing its corporate facility, and reducing its workforce. As a result, the Company recorded a restructuring charge of $906,000 in 2002.

The following table provides a summary by category of the restructuring charge and remaining restructuring accrual for the year ended December 31, 2002 (in thousands):

	Restructuring Charge	Cash Payments/ Write-offs	Accrual at December 31, 2002
Lease termination cost	$419	$(419)	$—
Employee severance cost and related benefits	468	(333)	135
Other	19	(19)	—

Total	$906	$(771)	$135

The remaining amount accrued of $135,000 at December 31, 2002 is reflected in accrued expenses in the balance sheet as of December 31, 2002.

Lease termination cost includes the amount paid to terminate the lease contracts before the end of their terms. Severance was based on associates’ years of service as well as their position within the organization and is being paid over the severance period. The reduction in workforce included 39 associates. Other restructuring charges primarily include the physical cost of facilities consolidation and write-off of leasehold improvements.

Other Expense, Net

Other expense, net consists primarily of interest expense. Interest expense resulting principally from borrowing under our line of credit with Safeguard and the promissory note due Axial increased to $184,000 in 2002, from $176,000 in 2001, after decreasing from $199,000 in 2000. In 2002, we had a gain of $4,000 associated with movements in foreign currency exchange rates.

Provision for Income Taxes

There was no provision for income taxes for the years 2002, 2001, and 2000 due to the net losses incurred. At December 31, 2002, the Company had net operating loss carryforwards of approximately $29.3 million, which are available to offset future federal taxable income and expire in various amounts from 2003 through 2022.

Net Loss

We have incurred substantial losses in recent years, and predicting our future operating results is difficult. If we continue to incur losses, if our revenues decline, or if our expenses increase without commensurate increases in revenues, our operating results will suffer and the price of our common stock may fall. In 2002, we incurred a net loss of $2.7 million, or $0.15 per share (after giving effect to preferred dividend), compared to a net loss of $1.8 million, or $0.11 per share (after giving effect to preferred dividend), in 2001, and a net loss of $3.9 million, or $0.24 per share, in 2000. When evaluating our financial performance based on an analysis of continuing operations, we exclude certain items that we believe are outside our normal operations. These items include the restructuring charge and the write-down of capitalized software costs. Excluding the restructuring charge of $906,000 and the write-down of capitalized software costs of $760,000, the company’s net loss in 2002 was $1.0 million.

Impact of Recently Issued Accounting Standards

In June 2002, the FASB approved for issuance SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement provides financial accounting and reporting guidance for costs associated with exit or disposal activities and nullifies EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The provisions of EITF Issue 94-3 continue to apply for an exit activity initiated under an exit plan that met the criteria in EITF Issue 94-3 before the initial application of SFAS No. 146. Management believes the implementation of this standard will not have a material effect upon our financial statements.

In January 2003, the EITF published EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF Issue 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. EITF Issue 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the impact the adoption of this issue will have on our results of operations and/or financial position.

From time to time the Staff of the United States Securities and Exchange Commission communicates its interpretations of accounting rules and regulations. The manner by which these views are communicated varies by topic. While these communications represent the views of the Staff, they do not carry the authority of law or regulation. Nonetheless, the practical effect of these communications is that changes in the Staff’s views from time to time can impact the accounting and reporting policies of public companies, including ours.

We do not expect the adoption of other recently issued accounting pronouncements to have a significant impact on our results of operations, financial position, or cash flows.

Liquidity and Capital Resources

As of December 31, 2002, we had $418,000 of cash on hand, $2.9 million in gross trade receivables, and $1.7 million of borrowing capacity on our line of credit with Safeguard (see discussion under “Contractual Obligations” below regarding the modified terms and borrowing levels under the revolving line of credit with Safeguard). In the past we have funded our operations through borrowings under the line of credit with Safeguard and cash generated from operations. However, the recent trend of operating losses and inconsistent revenue trends may require us to seek other sources of capital.

Our operating activities provided cash of $290,000 in 2002 and $2.6 million during 2001. Net cash provided by operating activities in 2002 consisted primarily of the net loss of $2.7 million, adjusted for $3.1 million of non-cash charges to operations and the change in operating assets and liabilities. Changes in operating assets and liabilities used $99,000 in cash in 2002. Net cash provided by operating activities in 2001 consisted primarily of the net loss of $1.8 million, adjusted for $3.3 million of non-cash charges to operations and the change in operating assets and liabilities. Changes in operating assets and liabilities provided $1.1 million of cash in 2001.

Investing activities used cash of $1.5 million and $1.9 million in 2002 and 2001, respectively, principally representing capitalized development costs. In accordance with SFAS No. 86, we capitalized and deferred development costs of $1.5 million, or 51% of gross research and development costs, in 2002, and $1.8 million, or 37% of gross research and development costs, in 2001. Net cash used in investing activities reflects our continued and ongoing investment associated with our commitment to develop, enhance, and improve our ITAM product line. Our business is not capital asset intensive, and capital expenditures in any year normally would not be significant in relation to our overall financial position. Generally, our capital expenditures relate to information technology hardware and software purchases. Capital expenditures were approximately $21,000 in 2002, as compared to $171,000 in 2001. We currently expect our capital expenditure requirements in 2003 to be in a range of $200,000 to $250,000.

Financing activities provided $1.3 million of cash in 2002. As result of declining revenue and higher losses in 2002, we were required to increase our borrowings under the Safeguard line of credit by $1.3 million. Financing activities used $925,000 of cash in 2001. As the result of higher revenues in 2001, the resulting decrease in our net loss, and improved collection efforts, we were able to reduce our borrowings from Safeguard during 2001 by $925,000. In 2002 and 2001, due to our stock price level, there were no exercises of employee stock options.

Contractual Obligations

Our contractual obligations consist of non-cancelable operating leases for facilities and equipment, debt financing, and cumulative dividend requirements on the Series F Convertible Preferred Stock. The following table summarizes our contractual obligations (after giving effect to the debt modification described below) as of December 31, 2002 (in thousands) with management’s estimate of payments based upon existing contractual terms:

	Payments Due by Periods
Contractual Obligations	Total	Less than 1 Year	1-3 Years	After 3 Years
Operating leases	$672	$389	$283	$—
Revolving Note	650	—	650	—
Safeguard Demand Note	650	—	650	—
TBBH Demand Note	1,200	—	1,200	—
Series F Convertible Preferred Stock dividends	475	—	—	475

	$3,647	$389	$2,783	$475

We lease our corporate office facility and certain equipment under several non-cancelable operating lease agreements that expire at various times through 2005. Our facility lease contains fixed rental increases over the life of the lease. Net rental expense under these leases for the years ended December 31, 2002, 2001, and 2000 totaled approximately $959,000, $1.3 million, and $1.5 million, respectively.

During 2002, the Company had a $3 million unsecured revolving line of credit with Safeguard. On February 13, 2003, we modified the terms of our $3 million unsecured revolving line of credit with Safeguard and our $1.2 million unsecured non-interest bearing Promissory Note to TBBH Investments Europe AG (“TBBH”) (the successor in interest to Axial Technology Holding AG).

Under the terms of the new agreement, we have issued to Safeguard Delaware, Inc. (“Safeguard Delaware”), a wholly owned subsidiary of Safeguard, a new $1.35 million unsecured, variable rate Revolving Note (the “Revolving Note”) and a $650,000 unsecured, variable rate Demand Note (the “Safeguard Demand Note”) (described below). The Revolving Note and the Safeguard Demand Note replace the previously existing $3 million unsecured revolving line of credit, of which $1.3 million was outstanding at the time of replacement, provided to us by Safeguard. Amounts outstanding under the Revolving Note bear interest at an annual rate equal to the prime rate of PNC Bank, N.A. plus 1%, payable quarterly in arrears on the first business day of January, April, July and October. We may from time to time borrow, repay and reborrow up to $1.35 million outstanding under the Revolving Note through February 13, 2004, at which time the Revolving Note may be renewed by Safeguard Delaware at its sole discretion. Safeguard Delaware is required to notify us by November 13, 2003 whether or not Safeguard Delaware will renew the Revolving Note on February 13, 2004. If Safeguard Delaware determines not to renew the Revolving Note, we will be required to pay all outstanding principal and accrued but unpaid interest by August 13, 2004. Repayment of the Revolving Note may occur earlier in the case of a sale of all or substantially all of our assets, a business combination or upon the closing of a debt or equity offering in excess of $2.5 million.

Pursuant to an Asset Purchase Agreement dated February 13, 2001, we issued 3,000,000 shares of our common stock and $1.5 million in non-interest bearing Promissory Notes (“Notes”) to Axial Technology Holding AG (“Axial”) for all rights of ownership to Axial’s proprietary asset management technology. The Notes required the payment of $300,000, $500,000, and $700,000 on the first, second, and third anniversaries, respectively, of the Asset Purchase Agreement. With respect to the first note payment of $300,000, the Company had the option to provide, in lieu of cash, a number of shares of common stock, equivalent in aggregate value to the amount of such cash payment. The value of each such share was deemed to be equal to 80% of the average NASDAQ closing price during the 20 trading days immediately prior to the relevant note payment date. On January 28, 2002, our board approved the issuance of 381,098 shares of our common stock in lieu of the first note payment due on March 1, 2002.

Concurrent with the modification of the terms of the $3 million unsecured revolving line of credit with Safeguard, we issued to TBBH a $1.2 million unsecured variable rate Demand Note (the “TBBH Demand Note”) in replacement of the existing $1.2 million unsecured non-interest bearing Promissory Note, of which $500,000 was due on February 13, 2003. Amounts outstanding under both the $1.2 million TBBH Demand Note and the $650,000 Safeguard Demand

Note bear interest at an annual rate equal to the announced prime rate of PNC Bank, N.A. plus 1%, payable quarterly in arrears on the first business day of January, April, July and October. However, interest shall accrue only on $500,000 of the principal of the TBBH Demand Note until the first anniversary of the date of the TBBH Demand Note and thereafter shall accrue interest on the entire outstanding principal. All outstanding principal and accrued but unpaid interest on each of the Safeguard Demand Note and the TBBH Demand Note is due and payable six months after the date of demand by Safeguard and/or TBBH, however, such demand shall not occur earlier than February 13, 2004. We are required to notify Safeguard or TBBH of the other party’s demand for payment. Except for payments made on demand by only one lender (either Safeguard or TBBH), any payments on the Demand Notes shall be made pro rata between Safeguard and TBBH. The outstanding principal amount of the Demand Notes may be prepaid in whole or in part upon notice to Safeguard and TBBH at any time or from time to time without any prepayment penalty or premium, provided, however, that there are no amounts outstanding under the Revolving Note. Repayment of the Demand Notes may occur earlier in the case of a sale of all or substantially all of our assets, a business combination or upon the closing of a debt or equity offering in excess of $2.5 million; provided, however, that any repayment will be applied first to the repayment of the then outstanding obligations under the Revolving Note and then to the repayment of the then outstanding obligations under the Demand Notes.

On February 20, 2001, we issued 3,000 shares of Series F Convertible Preferred Stock (“Series F Shares”) to Safeguard in exchange for $3.0 million of principal outstanding under the then-existing credit facility with Safeguard. The Series F Shares are entitled to a cumulative quarterly dividend, when and if declared by the board, at a rate per share equal to 2% of the issuance price per quarter. At December 31, 2002, dividends in arrears on the Series F Shares were approximately $475,200.

As stated above, Safeguard has agreed to assist in funding our projected cash requirements by providing a $1.35 million line of credit, of which there are no borrowings as of February 28, 2003. Although operating activities may provide cash in certain periods, we anticipate that our operating and investing activities may use additional cash. Consequently, operations may require us to obtain additional equity or debt financing. However, we have no present understanding, commitment, or agreement with respect to any such transaction. Accordingly, there can be no assurance that we will have access to adequate debt or equity financing or that, if available, it will be under terms and conditions satisfactory to us or which may not be dilutive.

Risk Factors

In addition to other information in this Annual Report on Form 10-K, the following risk factors should be carefully considered in evaluating Tangram and our business because such current factors may have a significant impact on Tangram’s business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this Form 10-K, and the risks discussed in Tangram’s other SEC filings, actual results could differ materially from those projected in any forward-looking statements. Moreover, the risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business could be materially harmed. In that event, the trading price of our common stock could decline.

If the market for ITAM software does not continue to develop as we anticipate, the demand for our products might be adversely affected.

As their needs have become more complex, many companies have been addressing their ITAM needs for systems and applications internally and only recently have become aware of the benefits of third-party software products such as ours. Our future financial performance will depend in large part on the continued growth in the number of businesses adopting third-party ITAM software products and their deployment of these products on an enterprise-wide basis.

Recent unfavorable economic conditions and reductions in IT spending could limit our ability to grow our business. Our business and operating results are subject to the effects of changes in general economic conditions.

The significant downturn in the U.S. and worldwide economies during the past 18 months has negatively affected our revenues and operations. As companies experience economic downturns, they often delay or cease spending on capital assets and IT infrastructure (including software and related services). We expect this economic downturn to continue, but are uncertain as to its future severity and duration. In the future, fears of global recession, war and additional acts of terrorism in the aftermath of the September 11, 2001 attack may continue to impact global economies negatively. We believe that these conditions, as well as the decline in worldwide economic conditions, have led our current and potential customers to reduce their IT spending. If these conditions worsen, demand for our products and services may be further reduced as a result of continued decreased spending on IT products such as ours.

Control by Safeguard Scientifics, Inc.

Safeguard Scientifics, Inc. (“Safeguard”) beneficially owns approximately 56% of our outstanding common stock and 3,000 shares of our Series F Convertible Preferred Stock. The 3,000 shares of Series F Convertible Preferred Stock are convertible at any time at the option of the holder into 1,500,000 shares of common stock, subject to anti-dilution adjustments. Safeguard is entitled to one vote for each share of common stock into which the Series F Convertible Preferred Stock may be converted and may vote on all matters submitted to a vote of the holders of common stock. Therefore, Safeguard controls approximately 58% of the Company’s outstanding voting shares.

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

The market for our products is intensely competitive and diverse, and the technologies for our products can change rapidly. New products are introduced frequently and existing products are continually enhanced. Historically, we have encountered competition from a number of sources, including system management and infrastructure management companies. By mid-1999, vendors of system management software and infrastructure management offerings had enhanced their products to include functionality that was provided by asset tracking and low-end discovery tool software. Even though the asset tracking functionality provided as standard features of asset management and infrastructure management software is more limited than that of our Asset Insight products, there can be no assurance that a significant number of potential customers would not elect to accept such functionality in lieu of purchasing additional software. While we believe we maintain a strong competitive advantage in functionality and features, this emergence of asset management software and infrastructure management offerings is having the effect of extending our sales cycle, as well as creating pressure on us to reduce prices for our Asset Insight product line.

Competitors vary in size and in the scope and breadth of software and services offered. There are many vendors in the infrastructure management market, which includes asset tracking and asset management. This has created confusion and overlap among vendors, such as Peregrine, Altiris, MRO/MainControl, Computer Associates, and Tally. Additionally, systems management suites provide auto-discovery features that overlap with our offerings. These vendors include Microsoft’s SMS, Hewlett-Packard’s OpenView, and Computer Associates’ Unicenter. In the mid-sized asset tracking market, Asset Insight express competes with low-end discovery tools, such as Blue Ocean’s TrackIT. We also face competition from numerous start-up and other entrepreneurial companies offering products that compete with the functionality offered by one or more of our asset management products and the internal information technology departments of those companies with asset management needs.

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

The market addressed by our ITAM product suite is in turmoil, and a significant new competitor may emerge.

Our Asset Insight and Enterprise Insight products are targeted at the ITAM market. In the past, Peregrine Systems, Inc. had the biggest single share of this market; Peregrine recently filed for bankruptcy protection. As a result of Peregrine’s bankruptcy, some prospective Asset Insight and Enterprise Insight customers have questioned the validity of the ITAM market, and some have adopted a “wait and see” position towards purchasing products in this market. The ultimate disposition of Peregrine’s IT asset-related business may have a detrimental effect on our ability to market our Asset Insight and Enterprise Insight products. If Peregrine successfully emerges from bankruptcy with streamlined operations and without the burden of its pre-bankruptcy liabilities, we may be competing against a stronger competitor. Additionally, during the bankruptcy process, Peregrine may auction off its IT asset-related business, and the buyer could become a significant competitor to us in this market. This new competitor may have previously been a competitor of ours, or it may be a new entrant in our competitive landscape. There is considerable uncertainty about the future of Peregrine’s IT asset-related business, and the prospects for the IT asset management market and our ability to market and sell Asset Insight and Enterprise Insight may be affected by the outcome of Peregrine’s bankruptcy proceedings. If the ITAM market or Peregrine’s bankruptcy has an adverse effect on our sales, there could be an adverse impact on our business and results of operations.

If we do not respond adequately to our industry’s evolving technology standards, or do not continually develop products that meet the complex and evolving needs of our customers, sales of our products may decrease.

As a result of rapid technological change in our industry, our competitive position in existing markets, or in markets we may enter in the future, can be eroded rapidly by product advances and technological changes. As the market evolves and competitive pressures increase, we believe that we will need to further expand our product offerings and further improve the integration between our asset tracking and asset repository solutions. We may be unable to improve the performance and features of our products as necessary to respond to these developments. In addition, the lifecycles of our products are difficult to estimate. Our growth and future financial performance depend in part on our ability to improve existing products and develop and introduce new products that keep pace with technological advances, meet changing customer needs, and respond to competitive products. Our product development efforts will continue to require substantial investments. In addition, competitive or technological developments may require us to make substantial, unanticipated investments in new products and technologies, and we may not have sufficient resources to make these investments.

If we are unable to expand our business internationally, our business, revenues, and operating results could be harmed.

In order to grow our business, increase our revenues, and improve our operating results, we believe we must continue to expand internationally. We have expanded our European and Pacific Rim sales initiatives by establishing agreements with seven distributors that are marketing our Asset Insight and Enterprise Insight solutions in the United Kingdom, Germany, Ireland, Scandinavia, Switzerland, Italy, Portugal, the Benelux countries, Spain, Hong Kong, and Singapore. We carefully select distributors that share our customer-centric philosophy and are committed to selling Tangram’s solutions as their exclusive ITAM offerings. If we expend substantial resources while pursuing an international strategy and we are not successful, our revenues will fall short of our expectations, and our operating results will suffer. International expansion will require significant management attention and financial resources, and we may not be successful in expanding our international operations. Additionally, we have limited experience in developing local language versions of our products or in marketing our products to international customers. We may not be able to successfully translate, market, sell, and deliver our products internationally.

If we cannot attract and retain qualified sales and marketing personnel, software developers, and customer service personnel, we will not be able to sell and support our products.

Competition for qualified employees has been intense, particularly in the technology industry, and we have in the past experienced difficulty recruiting qualified employees. If we are not successful in attracting and retaining qualified sales and marketing personnel, software developers, and customer service personnel, our revenue growth rates could decrease, or our revenues could decline, and our operating results could be materially harmed. Our products and services require a sophisticated selling effort targeted at several key people within a prospective customer’s organization. This process requires the efforts of experienced sales personnel, as well as specialized consulting professionals. In addition, the complexity of our products, and issues associated with installing and maintaining them, require highly-trained customer service and support personnel. We intend to hire these personnel in the future and train them in the use of our products. We believe our success will depend in large part on our ability to attract and retain these key employees.

Product development delays could harm our competitive position and reduce our revenues.

If we experience significant product development delays, our position in the market would be harmed and our revenues could be substantially reduced, which would adversely affect our operating results. We have experienced product development delays in the past and may experience delays in the future. Delays may occur for many reasons, including an inability to hire a sufficient number of developers, discovery of software bugs and errors, or a failure of our current or future products to conform to industry requirements.

If our existing customers do not purchase additional licenses or renew post-contract customer support services, our sources of revenue might be limited to new customers and our ability to grow our business might be impaired.

Historically, we have derived, and expect to continue to derive, a significant portion of our total revenue from existing customers who purchase additional products and renew post-contract customer support services (“PCS”). New licenses and products to existing customers represented 38% of our revenue in 2001 and 72% of our revenue in 2002. If our customers do not purchase additional products or renew PCS, our ability to increase or maintain revenue levels could be limited. A number of our current customers initially license a limited number of our products for use in a division of their enterprises. We actively market to these customers to have them license additional products from us and increase their use of our products on an enterprise-wide basis. Our customers may not license additional products and may not expand their use of our products throughout their enterprises. In addition, as we deploy new versions of our products or introduce new products, our current customers may not require or desire the functionality of our new products and may not ultimately license these products.

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

Our future operating expenses and capital expenditures will increase, which may harm our operating results.

We will continue to incur significant operating expenses and capital expenditures as we seek to:

•	expand our worldwide sales and marketing operations;

•	develop our software to address the e-infrastructure needs of new markets, such as the Internet business market; and

•	pursue strategic opportunities, including acquisitions, alliances, and relationships with other companies.

If these expenditures do not lead to improved results, we may not earn profits.

Our revenues vary significantly from quarter to quarter for numerous reasons beyond our control. Quarter to quarter variations could result in a substantial decrease in our stock price if our revenues or operating results are less than the expectations of our investors.

Our revenues or operating results in a given quarter could be substantially less than anticipated by our investors, which could result in a substantial decline in our stock price. In addition, quarter to quarter variations could create uncertainty about the direction or progress of our business, which could also result in a decline in the price of our common stock. Our revenues and operating results will vary from quarter to quarter for many reasons, many of which are beyond our control, including:

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

•	the inability of our partners to sell our products;

•	a decision by our partners to favor competing products; or

•	the inability of our partners to manage the timing of their purchases from us against their sales to end users, resulting in inventories of unsold licenses held by channel partners.

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

A key part of our solution will be the delivery of expert asset management services. If we are unable to meet customers’ service requests with internal resources (due to limited capacity or business expertise), we will partner with our resellers and other third-party service providers for additional support. There can be no assurance that we will be able to effectively implement this new sales focus on providing consulting services. Our failure to implement solutions that address customers’ requirements and provide timely and cost-effective customer support and service could have a material adverse effect on our business, operating results, and financial condition.

We may be unable to expand our business and increase our revenues if we are unable to expand our distribution channels.

If we are unable to expand our distribution channels effectively, our business, revenues, and operating results could be harmed. In particular, we will need to expand our direct sales force and establish relationships with additional system integrators, resellers and other third-party channel partners who market and sell our products. If we cannot establish these relationships, or if our channel partners are unable to market our products effectively or provide cost-effective customer support and service, our business, revenues, and operating results could be harmed. Even where we are successful in establishing a new third-party relationship, our agreement with the third-party may not be exclusive. As a result, our partners may carry competing product lines.

Seasonal trends in sales of our software products may result in periodic reductions in our revenues and impairment of our operating results.

Seasonality in our business could result in our revenues in a given period being inconsistent. Seasonality could also result in quarter to quarter decreases in our revenues. In either of these events, seasonality could have an adverse impact on our results of operations. Historically, our revenues and operating results in our third and fourth quarters have tended to benefit, relative to our first and second quarters, from purchase decisions made by the large concentration of our customers with calendar year-end budgeting requirements. Our first and second quarters tend to produce the lowest revenues. Notwithstanding these seasonal factors, other factors, including those identified in this section, could still result in reduced revenues or operating results in our third and fourth quarters. Historical patterns may change over time. As our international operations expand, we may experience variability in demand associated with seasonal buying patterns in these foreign markets different from those in the United States.

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

Even if we are successful in expanding our operations internationally, conducting business outside North America poses many risks that could adversely affect our operating results. In particular, we may experience gains and losses resulting from fluctuations in currency exchange rates, for which hedging activities may not adequately protect us. To date, the majority of our international revenue has been denominated in United States currency; therefore, we have not experienced any significant currency fluctuations. During the year ended December 31, 2002, approximately 1.9% of the U.S. dollar value of our invoices were denominated in currencies other than the United States dollar. Accordingly, we have minimal exposure to adverse movements in foreign currency exchange rates. However, future exchange rate risks can have an adverse effect on our ability to sell our products in foreign markets. Since we sell our products in U.S. dollars, our sales could be adversely affected by declines in foreign currencies relative to the dollar, thereby making our products more expensive in local currencies. If we are to sell our products in local currencies, we could be competitively unable to change our prices to reflect exchange rate changes. Additional risks we face in conducting business internationally include longer payment cycles, difficulties in staffing and managing international operations, problems in collecting accounts receivable, and the adverse effects of tariffs, duties, price controls, or other restrictions that impair trade.

Our future revenues and operating results may be adversely affected if the software application market continues to evolve toward a subscription-based model, which may prove less profitable for us.

We expect our revenue growth rates and operating results to be adversely affected as customers move to a subscription-based application service provider model. Historically, we have sold our asset management solutions on a perpetual license basis in exchange for an up-front license fee. Businesses are increasingly attempting to reduce their up-front capital expenditures by purchasing software applications under a hosted subscription service model. Under the hosted model, the customer subscribes to use an application from the software provider. The application is generally hosted on a server managed by the software provider or a third-party hosting service. Under the subscription revenue model, revenue is recognized ratably over the term of a subscription. As a result, our rate of revenue growth under a subscription model will be less than under a license model. In addition, the price of our services will be fixed at the time of entering into the subscription agreement. If we are unable to adequately predict the costs associated with maintaining and servicing a customer’s subscription, then the periodic expenses associated with a subscription may exceed the revenues we recognize for the subscription in the same period, which would adversely affect our operating results.

If the asset management market evolves toward a subscription-based model and if an increasing number of our future customers demand a subscription-based solution, or if we are not successful in implementing a subscription-based revenue model, or if market analysts or investors do not believe that the model is attractive relative to our traditional license model, our business could be impaired, and our stock price could decline.

Errors or other software bugs in our products could result in significant expenditures to correct the errors or bugs, potentially resulting in our inability to deliver product, and could result in product liability claims.

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

As part of our business strategy, we may find it desirable in the future to make acquisitions of, or significant investments in, businesses that offer complementary products, services and technologies. We may also make acquisitions of, or investments in, businesses that we believe could expand our distribution channels. If we identify an appropriate acquisition candidate, we may not be able to negotiate the terms of the acquisition successfully or finance the acquisition. If we consummate one or more significant acquisitions in which the consideration consists of stock or other securities, shareholder ownership percentages in Tangram could be significantly diluted. In addition, we may be required to write off or amortize significant amounts of goodwill and other intangible assets in connection with future acquisitions, which could materially impair our operating results and financial condition. Any future acquisition or substantial investment would present numerous risks. The following are examples of these risks:

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

The trading price of our common stock has been and is likely to remain highly volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

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

We risk liability from potential product liability claims that our insurance may not cover, which could materially adversely affect our business, financial condition, and results of operations.

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

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risk from changes in interest rates. Such changes in interest rates impact interest cost on our interest rate-sensitive liabilities. Interest rate-sensitive liabilities are assumed to be those for which the stated interest rate is not contractually fixed for the next 12-month period. Thus, liabilities that have a market-based index, such as the prime rate, are rate sensitive. As of February 28, 2003, the only interest rate-sensitive liabilities are the Revolving Note, the Safeguard Demand Note, and the TBBH Demand Note. Assuming a hypothetical, immediate 100 basis point increase in the interest rate, our interest expense over the following 12-month period would be increased by approximately $23,000. The hypothetical model prepared by us assumes that the balance of interest rate-sensitive liabilities fluctuates based on our anticipated borrowing levels over the next 12-month period. Thus, this model represents a static analysis, which cannot adequately portray how we would respond to significant changes in market conditions. Furthermore, the analysis does not necessarily reflect our expectations regarding the movement of interest rates in the near term, including the likelihood of an immediate 100 basis point change in the interest rates nor the actual effect on interest cost if such a rate change were to occur. We have not historically used financial instruments to hedge interest rate exposure, do not use financial instruments for trading purposes, and are not a party to any leveraged derivatives.

Foreign Currency Risk

Our business is principally transacted in United States currency. The majority of international revenue has been denominated in United States currency; therefore, we have not experienced any significant currency fluctuations. During the year ended December 31, 2002, approximately 1.9% of the U.S. dollar value of our invoices were denominated in currencies other than the United States dollar. Accordingly, we have minimal exposure to adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated revenue and operating expenses in the United Kingdom. We will continue to assess our need to hedge currency exposures on an ongoing basis and if we are successful in growing our international revenues. However, as of December 31, 2002, we had no hedging contracts outstanding.

Item 8. Financial Statements and Supplementary Data

The financial statements and schedule filed with this report appear on pages F-2 through F-18, and are listed on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Executive officers and directors of the Company, their ages, and their positions for the last five years are as follows:

Name	Age	Position with the Company
Norman L. Phelps	64	President and Chief Executive Officer, Director
John N. Nelli	45	Senior Vice President and Chief Financial Officer
Ronald R. Nabors	55	Senior Vice President, Chief Marketing Officer
John E. Charnovich	42	Senior Vice President and Chief Information Officer
Christopher J. Davis	50	Chairman of the Board and Director
Jonathan Costello	31	Director
David P. Kennealy	52	Director
John F. Owens	61	Director
Carl G. Sempier	70	Director
Frank P. Slattery, Jr.	65	Director
Carl Wilson	56	Director

Norman L. Phelps	Director since 2000

Mr. Phelps has served as our president and chief executive officer since December 31, 1999. Prior to joining us, Mr. Phelps held the position of chief information officer at Blue Cross & Blue Shield of North Carolina, a health insurance company, from June 1995 to September 1999. Prior to June 1995, Mr. Phelps served as chief executive officer of National Liberty Corporation, a personal insurance company. Prior to his service with National Liberty Corporation, Mr. Phelps served as executive vice president of Colonial Penn Group based in Philadelphia, Pennsylvania and also served as president of the Colonial Penn Group Information Systems Data Corporation.

John N. Nelli

Mr. Nelli has served as our senior vice president and chief financial officer since February 1997. From February 1995 to January 1997, Mr. Nelli held various positions, including chief financial officer, senior vice president – finance, chief accounting officer, and treasurer, at Konover Property Trust, Inc. (formerly FAC Realty, Inc.), formerly a publicly traded real estate investment trust that was acquired by Kimsouth Realty, Inc. in December 2002. Mr. Nelli is a certified public accountant.

Ronald R. Nabors

Mr. Nabors has served as our senior vice president and chief marketing officer since September 2002 and served as our senior vice president, worldwide sales and customer care from August 2000 until September 2002. Prior to joining us, Mr. Nabors served as vice president of sales for Bell & Howell Mail and Messaging Technology Company, a subsidiary of Bell & Howell based in Research Triangle Park, North Carolina, from March 1992 to September 2000.

John E. Charnovich

Mr. Charnovich has served as our senior vice president and chief information officer since May 2002. Prior to joining us, Mr. Charnovich was a self-employed technology consultant from September 2001 to May 2002. From May 2000 to September 2001, Mr. Charnovich served as vice president of technology and operations for Plurimus Corporation. Prior to working for Plurimus Corporation, Mr. Charnovich served as senior director, e-business/e-commerce development and web services for Motorola from September 1999 to May 2000. Prior to September 1999, Mr. Charnovich served as director, global supply chain application product development for Compaq Computer Corporation.

Christopher J. Davis	Director since 2002

Mr. Davis has served as chairman of our board of directors since September 2002. Mr. Davis has served as managing director and chief financial officer of Safeguard Scientifics, Inc., a leader in building and operating technology companies, since January 2002, and as executive vice president and chief financial officer of Safeguard from August 2001 until January 2002. Mr. Davis served as vice president of strategic development of Safeguard from March 2000 to August 2001. Prior to joining Safeguard, Mr. Davis was employed for 12 years by LFC Financial Corporation, a privately held financial services company engaged in complex financing transactions. For his first nine year at LFC, Mr. Davis served a chief financial officer, and for his final three years at LFC, he served as president and chief executive officer. Mr. Davis is a director of eMerge Interactive, Inc., a leading business-to-business electronic commerce company.

Jonathan Costello	Director since 2001

Mr. Costello has served as a director of Safeguard Scientifics, Inc. since January 2002 and as a vice president since January 2000, after joining Safeguard as an associate in August 1999. Prior to August 1999, Mr. Costello had been managing director and chief financial officer of Allied Resource Corporation, a company that invests in and operates businesses that are commercializing novel processing technologies.

David P. Kennealy	Director since 2002

Mr. Kennealy has served as a group executive of PSG Investment Bank Holdings Limited, a South African based banking and financial services holding company with emphasis on structured and project financing and investment banking, and as chief executive of Axial Holdings Limited, a wholly owned subsidiary of PSG Investment Bank Holdings Limited, since April 2001. Prior to April 2001, Mr. Kennealy served as chief executive officer of Foodcorp Limited, a former subsidiary of Malbak Limited and a holding company of the Simba, Renown, Enterprise, Nola and Glenryck brand names.

John F. Owens	Director since 1992

Mr. Owens served as our chairman of our board of directors from December 1999 to September 2002. Mr. Owens is president of Solo Systems, Inc., a management consulting firm, and president of Implementation and Consulting Services, Inc., a systems software services company.

Carl G. Sempier	Director since 1992

Mr. Sempier is a self-employed business consultant. He has served as chairman and chief executive officer of a number of technology and industrial firms. He currently serves as a director of ALD Vacuum Technologies, AG, a leading global solutions provider of vacuum furnace technologies, director of Neoware Systems, a leading supplier of software, services and solutions for the appliance computing market, director of the Chester County Airport Authority and sole trustee of The Musser Foundation.

Frank P. Slattery, Jr.	Director since 2002

Mr. Slattery has served as president of Quintus Corporation, an originator of new companies utilizing science from several universities, since June 1994. Prior to June 1994, Mr. Slattery served as a director, president and chief executive officer of LFC Financial Corporation. Mr. Slattery is a trustee of the Jefferson Health System and The Franklin Institute and the chairman of the board of the Main Line Health Systems.

Carl Wilson	Director since 1995

Mr. Wilson has served as executive vice president and chief information officer of Marriott International, an international hospitality company, since April 1997. From December 1992 to March 1997, Mr. Wilson served as vice president-information resources of Georgia-Pacific Corporation, a diversified forest products company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors, officers, and persons who own more than 10% of a registered class of our equity securities file reports of ownership and changes in ownership of such securities with the SEC and NASDAQ. Directors, officers, and greater than 10% beneficial owners are required by applicable regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of the forms and information furnished to us, we believe that during the 2002 fiscal year, all filing requirements applicable to our directors, officers, and greater than 10% beneficial owners were satisfied.

Item 11. Executive Compensation

The following table provides summary information concerning the compensation earned by our chief executive officer and other executive officers employed by us during the fiscal years ended December 31, 2002, 2001, and 2000.

Summary Compensation Table

		Annual Compensation				Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)		Other Annual Compensation ($)(5)	Securities Underlying Options/SARS (#)	All Other Compensation ($)(6)
Norman L. Phelps, President and Chief Executive Officer	2002 2001 2000	$250,000 250,000 250,000	$	— 42,500 45,000	— — —	56,700 40,000 —	$3,810 7,795 7,230

Ronald R. Nabors, Senior Vice President and Chief Marketing Officer(1)(2)	2002 2001 2000	$237,848 239,303 80,238	$	— 5,000 —	— — —	15,000 — 75,000	$1,290 6,221 288

John N. Nelli, Senior Vice President and Chief Financial Officer	2002 2001 2000	$170,000 170,000 170,000	$	— 22,500 47,667	— — —	32,100 25,000 50,000	$450 5,712 5,575

John E. Charnovich, Senior Vice President and Chief Information Officer(3)	2002	95,652		$—	—	50,000	$175

Steven F. Kuekes, Former Senior Vice President and Chief Technology Officer(4)	2002 2001 2000	$166,357 160,000 160,000	$	— 14,000 14,000	— — —	14,000 — —	$160,819 6,144 7,448

Notes to Annual Compensation Table:

(1)	Mr. Nabors joined us as senior vice president of worldwide sales and customer care on August 8, 2000. Mr. Nabors was promoted to senior vice president and chief marketing officer in September 2002.
(2)	Includes sales commission earned in the amount of $67,845 for 2002, $70,966 for 2001 and $20,456 for 2000.
(3)	Mr. Charnovich joined us as senior vice president and chief information officer on May 28, 2002.
(4)	Mr. Kuekes resigned as senior vice president and chief technology officer and as a member of the board of directors, effective May 28, 2002.
(5)	Personal benefits do not exceed $50,000, or 10%, of the total annual salary and bonus for any executive.
(6)	For 2002, all other compensation includes the following:

Name	Other Compensation		Life Insurance Premiums Paid
Norman L. Phelps	$0		$3,810
Ronald R. Nabors	0		1,290
John N. Nelli	0		450
John E. Charnovich	0		175
Steven F. Kuekes	160,000	*	819

* Represents obligation due under Mr. Kuekes’ severance and non-competition agreement.

The following table relates to options to acquire Tangram common stock, unless otherwise noted in the footnotes.

Stock Option Grants During the Year Ended December 31, 2002

Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
Name	Number of Securities Underlying Options/ SARs Granted (#)(2)	% of Total Options/ SARS Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)(3)	Expiration Date	5% ($)	10% ($)
Norman L. Phelps	56,700	7.4%	$0.91	2/04/12	$33,453	$87,885
Ronald R. Nabors	15,000	2.0%	$0.91	2/04/12	8,850	23,250
John N. Nelli	32,100	4.2%	$0.91	2/04/12	18,939	49,755
John E. Charnovich	50,000	6.6%	$0.69	5/28/12	22,500	59,000
Steven F. Kuekes	14,000	1.8%	$0.91	2/04/12	8,260	21,700

(1)	These values assume that the shares appreciate at the compounded annual rate shown from the grant date until the end of the option term. These values are not estimates of future stock price growth of Tangram. Executives will not benefit unless the common stock price increases above the stock option exercise price. The assumed annual rates of appreciation of 5% and 10% would result in the price of the Company’s stock increasing to $1.50 and $2.46, respectively, with respect to option grants to Messrs. Phelps, Nabors, Nelli and Kuekes, and $1.14 and $1.87, respectively, with respect to Mr. Charnovich’s option grant.

(2)	All options are to acquire common stock and have a term of 10 years. Generally options vest 25% on each of the first, second, third, and fourth anniversaries of the date of grant. However with respect to Mr. Charnovich’s option award, the first 25% of the options vest at the date of grant and 25% vest on each of the second, third and fourth anniversaries of the date of grant. Options continue to vest and remain exercisable so long as Messrs. Phelps, Nabors, Nelli and Charnovich are employed by Tangram. The option exercise price may be paid in cash, by delivery of previously acquired shares (under certain conditions), or same-day sales (that is, cashless exercises). The compensation committee has the authority to modify the terms of outstanding options, including acceleration of the exercise date.

(3)	All options have an exercise price equal to the fair market value of the shares subject to each option on the grant date.

The following table sets forth information about option exercises by each of the officers named in the annual compensation table.

2002 Stock Option Exercises and Year-End Stock Option Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year-End (#)		Value of Unexercised In-The-Money Options/SARs at Fiscal Year-End ($)(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Norman L. Phelps	—	$ —	103,900	92,800	$ —	$ —
Ronald R. Nabors	—	—	56,200	33,500	—	—
John N. Nelli	—	—	156,250	50,850	—	—
John E. Charnovich	—	—	12,500	37,500	—	—
Steven F. Kuekes	—	—	360,000	14,000	—	—

(1)	Value is calculated using the difference between the option exercise price and the year-end stock price, multiplied by the number of shares subject to an option. The year-end stock price used was $0.30 for each share of our common stock.

Employment Contracts, Severance, and Change-in-Control Arrangements

Each of our named executive officers is employed “at will” by Tangram, and we do not have any employment contracts with any of them. We have, however, entered into severance agreements with each of our named executive officers. In addition, we have entered into a change in control agreement with Messrs. Nabors and Charnovich. These agreements entitle each named executive officer to certain severance benefits upon, and restrict each named executive officer from competing with Tangram for a certain period of time after, the termination of his employment in certain circumstances. The material terms and conditions of these agreements are described below.

Norman L. Phelps. Mr. Phelps will become entitled to severance benefits if he (i) is terminated by Tangram for any reason other than death, physical or mental incapacity or cause or (ii) resigns within six months after any material adverse change in his duties or responsibilities, the occurrence of a change in control or a reduction in any component of his compensation package. Except as provided in the following paragraph, Mr. Phelps’ severance package includes 12 months’ salary, a prorated bonus for the year in which his employment is terminated and continued benefits for 12 months after his termination date, including medical and life insurance in the amount of $320,000, accidental death and dismemberment, long-term care, long-term disability, flexible spending account and 401(k) (including employer matching contributions). In addition, if Mr. Phelps terminates his employment within six months after a change in control, then all unvested stock options held by Mr. Phelps as of his termination date become fully vested. If Mr. Phelps’ employment with Tangram is terminated and he becomes entitled to severance benefits, then he may not engage in direct competition with any business conducted by Tangram for a period of 12 months after his termination date.

Pursuant to a December 16, 2002 amendment to Mr. Phelps’ original severance agreement, if the Company does not achieve certain revenue levels by June 30, 2003, the board of directors may elect to terminate Mr. Phelp’s employment, in which event Mr. Phelp’s severance package shall consist only of six months’ salary. Futuremore, if the Company does not achieve its revenue targets by December 31, 2003, the board of directors may elect to either:

•	terminate Mr. Phelp’s employment, in which event Mr. Phelps shall not be entitled to receive any severance payments; or
•	reduce Mr. Phelp’s base salary by 20%, in which event Mr. Phelps shall waive his right to receive any severance payments in the event he resigns within six months due to a material adverse change in his duties or responsibilities.

John N. Nelli. Mr. Nelli will become entitled to severance benefits if he (i) is terminated by Tangram for any reason other than death, physical or mental incapacity or cause or (ii) resigns within six months after any material adverse change in his duties or responsibilities, the occurrence of a change in control or a reduction in any component of his compensation package. Mr. Nelli’s severance package includes 12 months’ salary, a prorated bonus for the year in which his employment is terminated and continued benefits for 12 months after his termination date, including medical and life insurance. In addition, upon the occurrence of a change in control satisfying certain criteria, Mr. Nelli may be entitled to a lump sum payment from Tangram equal to the product of (A) up to $2.00 per share multiplied by (B) the number of shares of common stock issuable upon the exercise of 100,000 stock options held by Mr. Nelli on the date that the change in control occurs. If Mr. Nelli’s employment with Tangram is terminated and he becomes entitled to severance benefits, then he may not engage in direct competition with any business conducted by Tangram for a period of 12 months after his termination date.

Ronald R. Nabors. Mr. Nabors will become entitled to severance benefits if he (i) is terminated by Tangram for any reason other than death, physical or mental incapacity or cause, (ii) is terminated by Tangram as a result of a change in control or (iii) resigns within six months after a change in control that resulted in either his place of employment being relocated to more than 50 miles from Cary, North Carolina or his base annual salary being reduced by more than 30%. Mr. Nabors’ severance package includes 12 months’ salary, a prorated bonus for the year in which his employment is terminated and continued benefits for 12 months after his termination date, including medical and life insurance. In addition, if Mr. Nabors’ termination is related to a change in control, then all unvested stock options held by Mr. Nabors as of his termination date become fully vested. If Mr. Nabors’ employment with Tangram is terminated and he becomes entitled to severance benefits, then he may not engage in direct competition with any business conducted by Tangram for a period of 12 months after his termination date.

John E. Charnovich. Mr. Charnovich will become entitled to severance benefits if he (i) is terminated by Tangram for any reason other than death, physical or mental incapacity or cause, (ii) is terminated by Tangram as a result of a change in control or (iii) resigns within six months after a change in control that resulted in either his place of employment being relocated to more than 50 miles from Cary, North Carolina or his base annual salary being reduced by more than 30%. Mr. Charnovich’s severance package includes nine months’ salary, a prorated bonus for the year in which his employment is terminated and continued benefits for nine months after his termination date, including medical and life insurance. In addition, if Mr. Charnovich’s termination is related to a change in control, then all unvested stock options held by Mr. Charnovich as of his termination date become fully vested. If Mr. Charnovich’s employment with Tangram is terminated and he becomes entitled to severance benefits, then he may not engage in direct competition with any business conducted by Tangram for a period of nine months after his termination date.

Steven F. Kuekes. In October 1993, we entered into a severance and non-competition agreement with Mr. Kuekes that provided for continued health and dental benefits for up to one year and severance payments equal to one year of his base salary upon termination of employment for any reason other than cause or voluntary termination. We may, at our discretion, provide these benefits upon termination for cause or voluntary termination. On May 28, 2002, Mr. Kuekes resigned and the board exercised its option to grant the benefits provided under the severance and non-competition agreement with Mr. Kuekes.

Compensation of Directors

The board of directors held eight board, seven audit committee and six compensation committee meetings in 2002. Each of the directors attended at least 75% of the total number of meetings held by the board and all committees of the board on which he served during the period he served as a director, with the exception that Mr. Kennealy attended four of the six board meetings held after his election to the board.

Directors who are employees of Tangram or Safeguard receive no compensation other than their normal salary for serving on the board or its committees. Directors who are not employees of Tangram or Safeguard receive:

•	$1,000 for each board meeting attended,
•	$500 for each committee meeting attended,
•	$500 for each telephonic meeting attended, and
•	reimbursement of out-of-pocket expenses.

Stock Options

Directors who are not employees of Tangram or Safeguard are eligible to receive stock option grants at the discretion of the compensation committee. Directors’ initial option grants generally have a 10 year term and vest 25% each year commencing on the first anniversary of the grant. Performance-based grants vest 25% immediately and 25%

on each of the first, second, and third anniversaries of the date of grant. The exercise price is equal to the fair market value of a share of Tangram’s common stock on the grant date.

In September 2002, Messrs. Kennealy and Slattery each received a grant to purchase 20,000 shares of our common stock at an exercise price of $0.34 per share.

Compensation Committee Interlocks and Insider Participation

During 2002, the compensation committee consisted of Messrs. Wilson, Costello, Sempier, and Slattery, none of whom has ever served as an employee or officer of the Company. None of our executive officers served as a member of the compensation committee (or other board committee performing similar functions or, in the absence of any such committee, the entire board of directors) of another corporation, one of whose executive officers served on our compensation committee. None of our executive officers served as a director of another corporation, one of whose executive officers served on our compensation committee. None of our executive officers served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another corporation, one of whose executive officers served on our board.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our common stock as of February 28, 2003 by:

•	each person (or group of affiliated persons) who is known by us to own more than five percent of the outstanding shares of our common stock;
•	each of our directors and our executive officers named in the summary compensation table; and
•	all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise noted, we believe that all persons named in the table have sole voting and sole investment power with respect to all shares beneficially owned by them. All figures include shares of our common stock issuable upon exercise of options exercisable within 60 days of February 28, 2003. These options are deemed to be outstanding and to be beneficially owned by the person holding them for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Stock Ownership of Directors, Executive Officers, and Greater

Than 5% Shareholders, as of February 28, 2003

Name	Shares Beneficially Owned	Options Exercisable Within 60 Days	Shares Beneficially Owned Assuming Exercise of Options	Percent of Shares
Safeguard Scientifics, Inc. (1) 800 The Safeguard Building 435 Devon Park Drive Wayne, PA 19087	12,316,604	0	12,316,604	57.8%

TBBH Investments Europe AG (2) 160 Jan Smuls Avenue Rosebank, 2196 South Africa	1,760,543	0	1,760,543	8.3%

Axial Investments and Trading Ltd. Lord Coutanche House 66-68 Esplanade St. Helier, Jersey C.I.	1,165,000	0	1,165,000	5.5%

Steven F. Kuekes (3)	939,727	363,500	1,303,227	6.0%

Christopher J. Davis	0	0	0	*

Norman L. Phelps	30,200	132,800	163,000	*

Jonathan Costello	0	0	0	*

David P. Kennealy (2)	0	0	0	*

John F. Owens	0	18,000	18,000	*

Carl G. Sempier	0	18,000	18,000	*

Frank P. Slattery, Jr.	52,000	0	52,000	*

Carl Wilson	0	24,000	24,000	*

Ronald R. Nabors	7,500	60,000	67,500	*

John N. Nelli	7,000	170,525	177,525	*

John E. Charnovich	0	12,500	12,500	*

Executive officers and directors as a group (11 persons)	96,700	435,825	532,525	2.4%

*	Less than 1% of our outstanding shares of common stock

Each individual has the sole power to vote and to dispose of the shares (other than shares held jointly with spouse) except as otherwise disclosed.

(1)	Safeguard Scientifics, Inc. includes 10,816,604 shares of common stock and 3,000 shares of Series F Convertible Preferred Stock held by Safeguard Scientifics (Delaware), Inc. and Safeguard Delaware, Inc., respectively, each of which is a wholly owned subsidiary of Safeguard Scientifics, Inc. The 3000 shares of Series F Convertible Preferred Stock are convertible into 1,500,000 shares of common stock, which are included in this table on an as-converted basis.
(2)	The number of shares listed opposite Mr. Kennealy’s name does not include 1,760,543 shares owned by TBBH Investments Europe AG. Mr. Kennealy is the group executive of PSG Investment Bank Holdings Limited, the ultimate parent entity of TBBH Investments Europe AG, and may be deemed to have voting and investment power over these shares of common stock. Mr. Kennealy disclaims beneficial ownership as to all of these shares.
(3)	Mr. Kuekes resigned as senior vice president and chief technology officer and as a member of the board effective May 28, 2002.

Shares Owned by Directors and Officers in Safeguard Scientifics, Inc.:

Safeguard Scientifics, Inc. is the parent corporation of Tangram, as Safeguard owns 58% of our outstanding common stock (assuming the conversion of the Series F Preferred Stock). As of February 28, 2003, executive officers and directors of Tangram as a group beneficially owned less than 1% of the outstanding Safeguard stock.

Equity Compensation Plan Information

The following table presents information as of December 31, 2002, with respect to compensation plans under which shares of Tangram common stock are authorized for issuance.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (1)
Equity Compensation Plans Approved by Shareholders
1997 Equity Compensation Plan	1,186,544	$2.23	778,858	(2)
1988 Stock Option Plan	678,517	1.75	0	(3)
Stock Option Plan for Directors	18,000	2.40	0	(3)
Equity Compensation Plans Not Approved by Shareholders (4)	—	—	—

Total	1,883,061	$2.06	778,858

(1)	Amounts exclude any securities to be issued upon exercise of outstanding options, warrants and rights.

(2)	The 1997 Equity Compensation Plan permits grants of stock options, stock appreciation rights, restricted stock and performance units. If and to the extent that stock options or stock appreciation rights granted under the 1997 Equity Compensation Plan terminate, expire, or are canceled, forfeited, exchanged or surrendered without having been exercised, or if any shares of restricted stock or performance units are forfeited, the shares of common stock underlying such grants are again available for purposes of the 1997 Equity Compensation Plan.

(3)	The board of directors terminated the 1988 Stock Option Plan and the Stock Option Plan for Directors on May 21, 1997. Stock options granted under the 1988 Stock Option Plan and exercisable for up to 678,517 shares of common stock of the Company remain outstanding. Stock options granted under the Stock Option Plan for Directors and exercisable for up to 18,000 shares of common stock of the Company remain outstanding. If and to the extent that such stock options terminate, expire, or are canceled or forfeited, the shares of common stock underlying such stock options shall not be available for purposes of any equity compensation plan of the Company.

(4)	The Company does not have any equity compensation plans that have not been approved by shareholders.

Item 13. Certain Relationships and Related Transactions

During 2002, we had a $3 million unsecured revolving line of credit with Safeguard Scientifics, Inc. Terms of the line of credit required monthly interest payments at the prime rate plus 1%. Principal was due 13 months after the date of demand by Safeguard or earlier in the event of a sale of all or substantially all of our assets, a business combination or upon the closing of a debt or equity offering. During 2002, we incurred interest costs of $39,000 under the revolving line of credit with Safeguard.

On February 13, 2003, the Company modified the terms of its $3 million unsecured revolving line of credit with Safeguard and its $1.2 million unsecured non-interest bearing Promissory Note to TBBH Investments Europe AG (“TBBH”) (the successor in interest to Axial Technology Holding AG).

Under the terms of the new agreement, the Company issued to Safeguard Delaware, Inc. (“Safeguard Delaware”), a wholly owned subsidiary of Safeguard, a new $1.35 million unsecured, variable rate Revolving Note (the “Revolving Note”) and a $650,000 unsecured, variable rate Demand Note (the “Safeguard Demand Note”) (described below). The Revolving Note and the Safeguard Demand Note replace the previously existing $3 million unsecured revolving line of credit, of which $1.3 million was outstanding at the time of replacement, provided to the Company by Safeguard. Amounts outstanding under the Revolving Note bear interest at an annual rate equal to the prime rate of PNC Bank, N.A. plus 1%, payable quarterly in arrears on the first business day of January, April, July and October. The Company may from time to time borrow, repay and reborrow up to $1.35 million outstanding under the Revolving Note through February 13, 2004, at which time the Revolving Note may be renewed by Safeguard Delaware at its sole discretion. Safeguard Delaware is required to notify the Company by November 13, 2003, whether or not Safeguard Delaware will renew the Revolving Note on February 13, 2004. If Safeguard Delaware determines not to renew the Revolving Note, the Company will be required to pay all outstanding principal and accrued but unpaid interest by August 13, 2004. Repayment of the Revolving Note may occur earlier in the case of a sale of all or substantially all of the assets of the Company, a business combination or upon the closing of a debt or equity offering in excess of $2.5 million. At February 28, 2003, there were no outstanding borrowings under the Revolving Note with Safeguard.

On March 1, 2001, pursuant to an Asset Purchase Agreement dated February 13, 2001, the Company issued 3,000,000 shares of its common stock and $1.5 million in unsecured non-interest bearing Promissory Notes (“Notes”) to Axial Technology Holding AG (“Axial”). The Notes required the payment of $300,000, $500,000, and $700,000 on the first, second, and third anniversaries, respectively, of the Asset Purchase Agreement. With respect to the first note payment, the Company could elect to provide, in lieu of cash, a number of shares of its common stock equivalent in aggregate value to the amount of such cash payment, the value of each such share to be deemed equal to 80% of the average NASDAQ closing price during the 20 trading days immediately prior to the relevant note payment date. The carrying amount of the Company’s notes due to Axial was established by discounting the expected future cash payment obligations using a current interest rate at which the Company could borrow for debt of similar size and maturity. On March 1, 2002 the Company issued 381,098 shares of its common stock in lieu of the first note payment due on March 1, 2002. Related to this transaction, the Company recognized on March 1, 2002 an interest charge of $46,800, reflecting the discount on common stock given in payment of the first installment of the note.

Concurrent with the modification of the terms of the $3 million unsecured revolving line of credit with Safeguard, the Company has issued to TBBH a $1.2 million unsecured variable rate Demand Note (the “TBBH Demand Note”) in replacement of the existing $1.2 million unsecured non-interest bearing Promissory Note, of which $500,000 was due on February 13, 2003. Amounts outstanding under both the $1.2 million TBBH Demand Note and the $650,000 Safeguard Demand Note bear interest at an annual rate equal to the announced prime rate of PNC Bank, N.A. plus 1%, payable quarterly in arrears on the first business day of January, April, July and October. However, interest shall accrue only on $500,000 of the principal of the TBBH Demand Note until the first anniversary of the date of the TBBH Demand Note and thereafter shall accrue interest on the entire outstanding principal. All outstanding principal and accrued but unpaid interest on each of the Safeguard Demand Note and the TBBH Demand Note is due and payable six months after the date of demand by Safeguard and/or TBBH, however, such demand shall not occur earlier then February 13, 2004. The Company is required to notify Safeguard or TBBH of the other party’s demand for payment. Except for payments made on demand by only one lender (either Safeguard or TBBH), any payments on the Demand Notes shall be made pro rata as between Safeguard and TBBH. The outstanding principal amount of the Demand Notes may be prepaid in whole or in part upon notice to Safeguard and TBBH at any time or from time to time without any prepayment penalty or premium; provided, however, that there are no amounts outstanding under the Revolving Note. Repayment of the Demand Notes may occur earlier in the case of a sale of all or substantially all of the assets of the Company, a business combination or upon the closing of a debt or equity offering in excess of $2.5 million; provided, however, that any repayment will be applied first to the repayment of the then outstanding obligations under the Revolving Note and then to the repayment of the then outstanding obligations under the Demand Notes.

We employ a small indirect sales force that works closely with our major resellers and partners to manage the development of our indirect channels, distribution of our products, and product implementation. CompuCom Systems, Inc. has been a reseller of the Asset Insight product since 1996. During the year ended December 31, 2002, we recognized revenue of $193,500 from CompuCom Systems, Inc. associated with their purchase and resale of Company products and related implementation services and annual maintenance contracts. As of December 31, 2002, CompuCom Systems, Inc. has an outstanding receivable with us of $131,600. Safeguard is the majority shareholder of CompuCom Systems, Inc., holding approximately 60% of CompuCom’s outstanding voting securities.

Item 14. Controls and Procedures

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

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis, improve our controls and procedures over time, and correct any deficiencies that we may discover in the future. Our goal is to ensure that our senior management has timely access to all material financial and non-financial information concerning our business. While we believe the present design of our disclosure controls and procedures is effective to achieve our goal, future events affecting our business may cause us to modify our disclosure controls and procedures.

In addition, we reviewed our internal controls and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as a part of this report:

(1)	Financial Statements

(i)	Report of Independent Auditors	F-2

(ii)	Balance Sheets at December 31, 2002 and 2001	F-3

(iii)	Statements of Operations for the years ended December 31, 2002, 2001 and 2000	F-4

(iv)	Statements of Shareholders’ Equity for the years ended December 31, 2002, 2001 and 2000	F-5

(v)	Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000	F-6

(vi)	Notes to Financial Statements	F-7 through F-17

(2)	Financial Statement Schedule

(i	)	Schedule II -Valuation and Qualifying Accounts for the years ended December 31, 2002, 2001 and 2000	F-19

All other schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes to the financial statements.

(3)	Exhibits

See Item 14(c) of this Report.

(b)	Reports on Form 8-K

On November 14, 2002, the registrant filed with the Commission a Current Report on Form 8-K, dated November 14, 2002, to report that the registrant filed with the Commission its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, accompanied by the certifications of Norman L. Phelps, the registrant’s chief executive officer, and John N. Nelli, the registrant’s chief financial officer, required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

(c)	Exhibits

The following is a list of exhibits required by Item 601 of Regulation S-K to be filed as part of this Report. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation of the Company, as amended. (3) (Exhibit 3a)

3.2	Articles of Amendment of Rabbit Software Corporation. (4) (Exhibit 3.2)

3.3	Articles of Amendment of the Company. (5) (Exhibit 3.3)

3.4	Statement of Designations, Preferences and Rights of the Series F Convertible Preferred Stock. (10) (Exhibit 4.1)

3.5	Bylaws of the Company, as amended. (3) (Exhibit 3b)

4.1	Form of Certificate evidencing Common Stock, $0.01 par value, of the Company. (5) (Exhibit 4.2)

4.2	The Company’s 1988 Stock Option Plan, as amended. (13) (Exhibit 99(d)(1)) **

4.3	The Company’s 1997 Equity Compensation Plan. (7) (Exhibit 4.1) **

4.4	Investor Rights Agreement, entered into as of February 20, 2001, by the Company and Safeguard Scientifics, Inc. (10) (Exhibit 4.2)

4.5	Securities Conversion Agreement, dated February 20, 2001, between the Company and Safeguard Scientifics, Inc. (10) (Exhibit 4.3)

10.1	Agreement of Lease, executed by the Company on December 23, 1996, with Rexford LLC. (6) (Exhibit 10.1)

10.2	First Amendment to Agreement of Lease, executed by the Company on May 25, 2000, with Rexford LLC. (1) (Exhibit 10m)

10.3	Second Amendment to Agreement of Lease, executed by the Company on October 10, 2002, with Rexford LLC.*

10.4	Revolving Note dated February 13, 2003, between the Company and Safeguard Delaware, Inc. (14) (Exhibit 10.2)

10.5	Demand Note dated February 13, 2003, between the Company and Safeguard Delaware, Inc. (14) (Exhibit 10.3)

10.6	Demand Note dated February 13, 2003, between the Company and TBBH Investments Europe AG (14) (Exhibit 10.4)

10.7	Asset Purchase Agreement dated February 13, 2001, by and among the Company, Axial Technology Holding AG and Wyzdom Solutions, Inc. (11) (Exhibit 10.1)

10.8	First Addendum to Asset Purchase Agreement, dated as of February 13, 2001, among the Company, Axial Technology Holding AG and Wyzdom Solutions, Inc. (11) (Exhibit 10.2)

10.9	Contingent Payment Promissory Note dated February 13, 2001, between the Company and Axial Technology Holding AG. (11) (Exhibit 10.4)

10.10	Employee Non-Disclosure and Non-Competition Agreement, dated October 4, 1993, and First Amendment dated June 3, 1994, between the Company and Steve Kuekes. (5) (Exhibit 10.20) **

10.11	Severance Agreement, dated November 11, 2000, between the Company and Norman L. Phelps.**

10.12	Amendment to Severance Agreement, dated December 16, 2002, between the Company and Norman L. Phelps.**

10.13	Severance Agreement, dated January 4, 1999, between the Company and John N. Nelli.**

10.14	Severance Agreement, dated November 8, 2000, between the Company and Ronald R. Nabors.**

10.15	Change in Control Agreement, dated November 8, 2000, between the Company and Ronald R. Nabors.**

10.16	Severance Agreement, dated May 28, 2002, between the Company and John E. Charnovich.**

10.17	Change in Control Agreement, dated May 28, 2002, between the Company and John E. Charnovich.**

10.18	Master Lease Agreement and Addendum No.1, dated July 23, 1997, between the Company and Triangle Technology Leasing. (8) (Exhibit 10.2)

23.1*	Consent of Ernst & Young LLP.

*	Filed herewith.

**	Management contract or compensatory plan or arrangement in which directors and/or executive officers of the registrant may participate.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-9525), and incorporated herein by reference

(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 1989, and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 1992, and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated September 30, 1993, and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 1994, and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 1996, and incorporated herein by reference.

(7)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1997, and incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1997, and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 1999, and incorporated herein by reference

(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated February 20, 2001, and incorporated herein by reference.

(11)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated March 01, 2001, and incorporated herein by reference.

(12)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2000, and incorporated herein by reference.

(13)	Filed as an exhibit to the Company’s Schedule TO-I filed by the Company with the Securities and Exchange Commission on June 29, 2001 and incorporated herein by reference.

(14)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated February 13, 2003, and incorporated herein by reference.

(d)	See Item 14(a) of this Report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TANGRAM ENTERPRISE SOLUTIONS, INC.

Dated: March 3, 2003	By:	/s/ Norman L. Phelps
Norman L. Phelps, President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: March 3, 2003	/s/ Norman L. Phelps
Norman L. Phelps, President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: March 3, 2003	/s/ John N. Nelli
John N. Nelli, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: March 3, 2003	/s/ Christopher J. Davis
Christopher J. Davis, Chairman of the Board of Directors

Dated: March 3, 2003	/s/ Jonathan Costello
Jonathan Costello, Director

Dated: March 3, 2003
David P. Kennealy, Director

Dated: March 3, 2003	/s/ John F. Owens
John F. Owens, Director

Dated: March 3, 2003	/s/ Carl G. Sempier
Carl G. Sempier, Director

Dated: March 3, 2003	/s/ Frank P. Slattery, Jr.
Frank P. Slattery, Jr., Director

Dated: March 3, 2003	/s/ Carl Wilson
Carl Wilson, Director

CERTIFICATION

I, Norman L. Phelps, certify that:

1. I have reviewed this annual report on Form 10-K of Tangram Enterprise Solutions, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 3, 2003

By:	/s/ Norman L. Phelps
Norman L. Phelps President and Chief Executive Officer (Principal Executive Officer)

CERTIFICATION

I, John N. Nelli, certify that:

1. I have reviewed this annual report on Form 10-K of Tangram Enterprise Solutions, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 3, 2003

By:	/s/ John N. Nelli
John N. Nelli Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Except as indicated by footnote, all of the following exhibits were filed with the Company’s Annual Report on Form 10-K, dated December 31, 2002. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation of the Company, as amended. (3) (Exhibit 3a)

3.2	Articles of Amendment of Rabbit Software Corporation. (4) (Exhibit 3.2)

3.3	Articles of Amendment of the Company. (5) (Exhibit 3.3)

3.4	Statement of Designations, Preferences and Rights of the Series F Convertible Preferred Stock. (10) (Exhibit 4.1)

3.5	Bylaws of the Company, as amended. (3) (Exhibit 3b)

4.1	Form of Certificate evidencing Common Stock, $0.01 par value, of the Company. (5) (Exhibit 4.2)

4.2	The Company’s 1988 Stock Option Plan, as amended. (13) (Exhibit 99(d)(1)) **

4.3	The Company’s 1997 Equity Compensation Plan. (7) (Exhibit 4.1) **

4.6	Investor Rights Agreement entered into as of February 20, 2001, by the Company and Safeguard Scientifics, Inc. (10) (Exhibit 4.2)

4.7	Securities Conversion Agreement, dated February 20, 2001, between the Company and Safeguard Scientifics, Inc. (10) (Exhibit 4.3)

10.1	Agreement of Lease, executed by the Company on December 23, 1996, with Rexford LLC. (6) (Exhibit 10.1)

10.2	First Amendment to Agreement of Lease, executed by the Company on May 25, 2000, with Rexford LLC. (1) (Exhibit 10m)

10.3	Second Amendment to Agreement of Lease, executed by the Company on October 10, 2002, with Rexford LLC.*

10.4	Revolving Note dated February 13, 2003, between the Company and Safeguard Delaware, Inc. (14) (Exhibit 10.2)

10.5	Demand Note dated February 13, 2003, between the Company and Safeguard Delaware, Inc. (14) (Exhibit 10.3)

10.6	Demand Note dated February 13, 2003, between Company and TBBH Investments Europe AG (14) the (Exhibit 10.4)

10.7	Asset Purchase Agreement dated February 13, 2001, by and among the Company, Axial Technology Holding AG and Wyzdom Solutions, Inc. (11) (Exhibit 10.1)

10.8	First Addendum to Asset Purchase Agreement, dated as of February 13, 2001, among the Company, Axial Technology Holding AG and Wyzdom Solutions, Inc. (11) (Exhibit 10.2)

EXHIBIT INDEX

10.9	Contingent Payment Promissory Note dated February 13, 2001, between the Company and Axial Technology Holding AG. (11) (Exhibit 10.4)

10.10	Employee Non-Disclosure and Non-Competition Agreement, dated October 4, 1993, and First Amendment dated June 3, 1994, between the Company and Steve Kuekes. (5) (Exhibit 10.20) **

10.11	Severance Agreement, dated November 11, 2000, between the Company and Norman L. Phelps.**

10.12	Amendment to Severance Agreement, dated December 16, 2002, between the Company and Norman L. Phelps.**

10.13	Severance Agreement, dated January 4, 1999, between the Company and John N. Nelli.**

10.14	Severance Agreement, dated November 8, 2000, between the Company and Ronald R. Nabors.**

10.15	Change in Control Agreement, dated November 8, 2000, between the Company and Ronald R. Nabors.**

10.16	Severance Agreement, dated May 28, 2002, between the Company and John E. Charnovich.**

10.17	Change in Control Agreement, dated May 28, 2002, between the Company and John E. Charnovich.**

10.18	Master Lease Agreement and Addendum No.1, dated July 23, 1997, between the Company and Triangle Technology Leasing. (8) (Exhibit 10.2)

23.1*	Consent of Ernst & Young LLP.

*	Filed herewith.

**	Management contract or compensatory plan or arrangement in which directors and/or executive officers of the registrant may participate.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-9525), and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 1989, and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 1992, and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated September 30, 1993, and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 1994, and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 1996, and incorporated herein by reference.

(7)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1997, and incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1997, and incorporated herein by reference.

EXHIBIT INDEX

(9)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 1999, and incorporated herein by reference.
(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated February 20, 2001, and incorporated herein by reference.
(11)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated March 01, 2001, and incorporated herein by reference.
(12)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2000, and incorporated herein by reference.
(13)	Filed as an exhibit to the Company’s Schedule TO-I filed by the Company with the Securities and Exchange Commission on June 29, 2001 and incorporated herein by reference.
(14)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated February 13, 2003, and incorporated herein by reference.

Tangram Enterprise Solutions, Inc.

Audited Financial Statements

and Additional Financial Information

Years ended December 31, 2002, 2001, and 2000

Report of Independent Auditors

Board of Directors and Shareholders

Tangram Enterprise Solutions, Inc.

We have audited the balance sheets of Tangram Enterprise Solutions, Inc. as of December 31, 2002 and 2001, and the related statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tangram Enterprise Solutions, Inc. as of December 31, 2002 and 2001, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets.

/s/ Ernst & Young LLP

Raleigh, North Carolina

January 22, 2003,

except for Note 4, as to which the date is

February 13, 2003

Tangram Enterprise Solutions, Inc.

Balance Sheets

(in thousands, except share amounts)

	December 31
Assets	2002	2001
Current assets:
Cash and cash equivalents	$418	$322
Accounts receivable, net of allowance of $220 and $309 in 2002 and 2001, respectively	2,671	4,516
Other	296	251

Total current assets	3,385	5,089
Property and equipment:
Computer equipment and software	902	885
Office equipment and furniture	218	220
Leasehold improvements	37	117

	1,157	1,222
Less accumulated depreciation and amortization	(1,057)	(965)

Total property and equipment	100	257
Other assets:
Acquired software technology, net of accumulated amortization of $1,244 and $366 in 2002 and 2001, respectively	1,509	3,147
Deferred software costs, net of accumulated amortization of $1,671 and $1,461 in 2002 and 2001, respectively	3,472	3,218
Cost in excess of net assets of business acquired	1,415	1,415
Other intangibles, net of accumulated amortization of $335 and $149 in 2002 and 2001, respectively	38	224
Other assets	15	79

Total other assets	6,449	8,083

Total assets	$9,934	$13,429

Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt—shareholder	$467	$300
Accounts payable	336	210
Accrued expenses	724	2,069
Deferred revenue	3,281	4,096

Total current liabilities	4,808	6,675
Long-term debt—shareholders	1,954	1,020
Other liabilities	542	493
Shareholders’ equity:
Convertible preferred stock—Series F, par value $0.01, $1,000 stated value, 3,000 shares authorized, designated, issued and outstanding (aggregate liquidation preference of $3,475 in 2002 and $3,211 in 2001)	—	—
Common stock, par value $0.01, authorized 48,000,000 shares, 19,802,439 and 19,405,548 issued and outstanding in 2002 and 2001, respectively	198	194
Additional paid-in capital	50,525	50,164
Accumulated deficit	(48,093)	(45,117)

Total shareholders’ equity	2,630	5,241

Total liabilities and shareholders’ equity	$9,934	$13,429

See accompanying notes.

Tangram Enterprise Solutions, Inc.

Statements of Operations

(in thousands, except per share amounts)

	Year ended December 31
	2002	2001	2000
Revenue:
Licenses and products	$4,581	$7,630	$7,066
Services	6,999	7,970	7,023

Total revenue	11,580	15,600	14,089

Cost of revenue:
Cost of licenses and products	58	99	78
Cost of services	1,527	1,940	2,202
Amortization of software cost	2,161	2,284	1,715
Write-down of acquired software technology	760	—	—

Total cost of revenue	4,506	4,323	3,995

Gross profit	7,074	11,277	10,094

Operating expenses:
Sales and marketing	4,879	6,428	6,984
General and administrative	1,982	2,351	2,538
Research and development, net	1,499	3,080	3,364
Depreciation and amortization	340	1,050	891
Restructuring charge	906	—	—

Total operating expenses	9,606	12,909	13,777

Loss from operations	(2,532)	(1,632)	(3,683)
Other expense, net	(180)	(176)	(199)

Loss before income taxes	(2,712)	(1,808)	(3,882)
Income tax provision (benefit)	—	—	—

Net loss	$(2,712)	$(1,808)	$(3,882)

Per share calculation:
Net loss	$(2,712)	$(1,808)	$(3,882)
Preferred stock dividend	(264)	(211)	—

Net loss available to common shareholders	$(2,976)	$(2,019)	$(3,882)

Loss per common share:
Basic and diluted	$(0.15)	$(0.11)	$(0.24)

Weighted average number of common shares outstanding:
Basic and diluted	19,739	18,912	16,269

See accompanying notes.

Tangram Enterprise Solutions, Inc.

Statements of Shareholders’ Equity

(in thousands, except number of shares)

	Preferred Stock		Common Stock		Paid-in Capital	Accumulated Deficit	Treasury Stock
	Shares	Amount	Shares	Amount			Shares	Amount	Total
Balance at December 31, 1999	—	$—	15,922,238	$159	$44,622	$(39,216)	—	$—	$5,565
Purchase of treasury stock	—	—	—	—	—	—	(51,501)	(496)	(496)
Exercise of stock options	—	—	483,310	5	294	—	51,501	496	795
Net loss	—	—	—	—	—	(3,882)	—	—	(3,882)

Balance at December 31, 2000	—	—	16,405,548	164	44,916	(43,098)	—	—	1,982

Shares issued in connection with the purchase of Wyzdom technology	—	—	3,000,000	30	2,276	—	—	—	2,306
Shares issued in connection with debt to equity conversion	3,000	—	—	—	2,972	—	—	—	2,972
Preferred stock dividend	—	—	—	—	—	(211)	—	—	(211)
Net loss	—	—	—	—	—	(1,808)	—	—	(1,808)

Balance at December 31, 2001	3,000	—	19,405,548	194	50,164	(45,117)	—	—	5,241

Shares issued in connection with settlement of long-term debt-shareholder	—	—	381,098	3	343	—	—	—	346
Issuance of common stock	—	—	15,793	1	18	—	—	—	19
Preferred stock dividend	—	—	—	—	—	(264)	—	—	(264)
Net loss	—	—	—	—	—	(2,712)	—	—	(2,712)

Balance at December 31, 2002	3,000	$—	19,802,439	$198	$50,525	$(48,093)	—	$—	$2,630

See accompanying notes.

Tangram Enterprise Solutions, Inc.

Statements of Cash Flows

(in thousands)

	Year ended December 31
	2002	2001	2000
Operating activities
Net loss	$(2,712)	$(1,808)	$(3,882)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	154	154	143
Amortization	2,347	3,180	2,463
Asset impairment charge	760	—	—
Non cash restructuring charge	(193)	—	—
Non cash interest expense	166	106	—
Reserve for doubtful accounts	(89)	(32)	(168)
Other	(44)	(99)	(47)
Cash provided by (used in) changes in working capital items:
Accounts receivable and other current assets	1,889	967	(183)
Accounts payable	126	(437)	150
Accrued expenses	(1,299)	163	538
Deferred revenue	(815)	407	298

Net cash provided by (used in) operating activities	290	2,601	(688)

Investing activities
Deferred software costs	(1,537)	(1,827)	(2,130)
Expenditures for property and equipment	(21)	(171)	(109)
Cash received in connection with the purchase of acquired software technology	—	68	—
Decrease (increase) in other assets	64	23	(62)

Net cash used in investing activities	(1,494)	(1,907)	(2,301)

Financing activities
Net borrowings (repayments) on notes payable to shareholder	1,300	(925)	2,302
Proceeds from exercise of stock options	—	—	795

Net cash provided by (used in) financing activities	1,300	(925)	3,097

Net increase (decrease) in cash	96	(231)	108
Cash and cash equivalents, beginning of year	322	553	445

Cash and cash equivalents, end of year	$418	$322	$553

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$27	$60	$155
Issuance of stock to repay debt	$300	$—	$—

See accompanying notes.

Tangram Enterprise Solutions, Inc.

Notes to Financial Statements

December 31, 2002

1. Organization and Summary of Significant Accounting Policies

Organization and Description of Business

Tangram Enterprise Solutions, Inc. (the “Company”) develops and markets lifecycle IT asset management software for large and midsize organizations across all industries, in both domestic and international markets. IT asset management is the process of controlling hardware and software assets throughout their lifecycle – from procurement, through daily operations, through final disposal. While asset management is primarily a business practice, it is supported by repository technology that consolidates diverse financial, contractual, ownership, and physical asset data. Tangram’s core business strategy and operating philosophy focus on delivering world-class customer care, providing phased asset management solutions that are tailored to our customers’ evolving business needs, and maintaining a leading-edge technical position that results in long-term customer loyalty and sustained shareholder value. The Company operates in the software industry, which is characterized by intense competition, rapid technological advances and evolving industry standards. Factors that could affect the Company’s future operating results and cash flows and cause actual results to vary materially from expectations include, but are not limited to, dependence on an industry that is characterized by rapid technological changes, fluctuations in end-user demands, evolving industry standards, and risks associated with a market that is intensely competitive. Failure by the Company to anticipate or respond adequately to technological developments in its industry, new competitive offerings or participants, changes in customer requirements or changes in industry standards could have a material adverse effect on the Company’s business and operating results.

The Company’s common stock trades on OTC Bulletin Board under the symbol TESI.OB. The Company is a partner company of Safeguard Scientifics, Inc. (NYSE: SFE) (“Safeguard”). Safeguard is a technology operating company that creates long-term value by focusing on technology-related asset acquisitions that are developed through superior operations and management. Safeguard acquires and develops companies in three areas: software, business and IT services, and emerging technologies Safeguard is the majority shareholder of the Company holding approximately 58% of the Company’s outstanding voting shares (assuming conversion of the Series F Convertible Preferred Stock).

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

Revenue Recognition

In October 1997, the Accounting Standards Executive Committee (“AcSEC”) issued Statement of Position (“SOP”) 97-2 Software Revenue Recognition, as amended in March 1998 by SOP 98-4 and October 1998 by SOP 98-9. These SOPs provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The Company adopted SOP 97-2 for software transactions entered into beginning January 1, 1998. Based on the current requirements of the SOPs, application of these statements did not have a material impact on the Company’s revenue recognition policies. However, AcSEC is currently reviewing further modifications to the SOP with the objective of providing more definitive, detailed implementation guidelines. This guidance could lead to unanticipated changes in the Company’s operational and revenue recognition practices.

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

The Company derives revenue from software licenses, postcontract customer support (“PCS”), and consulting services. Licenses and products revenue include software license fees under perpetual and period licensing agreements and revenue from the sale of gateway and other products, which include both hardware and software. PCS includes telephone support, bug fixes, and rights to upgrades on a when-and-if available basis. Consulting services consist primarily of implementation services performed on a time and material basis for the installation of the Company’s software products, database trigger services which create a mechanism for importing data from a third party system into the Company’s software products and on-site training services. Revenue from software license agreements and product sales are recognized upon delivery, provided that all of the following conditions are met: a non-cancelable license agreement has been signed; the software has been delivered; no significant production, modification or customization of the software is required; the vendor’s fee is fixed or determinable; and collection of the resulting receivable is deemed probable. In software arrangements that include rights to software products, specified upgrades or gateways, PCS, and/or other services, the Company allocates the total arrangement fee among each deliverable based on vendor-specific objective evidence. Revenue from maintenance agreements are recognized ratably over the term of the maintenance period, generally one year. Consulting and training services, which are not considered essential to the functionality of the software products, are recognized as the respective services are performed.

In November 2001, the staff of the Financial Accounting Standards Board (“FASB”) issued an announcement, “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred.” This announcement requires companies to characterize reimbursements received for out of pocket expenses incurred as revenue in the income statement. This announcement is to be applied in financial reporting periods beginning after December 15, 2001 and comparative financial statements for prior periods are to be reclassified to comply with the guidance in this announcement. We adopted the policies outlined in the announcement on January 1, 2002. As such, reimbursements for out of pocket expenses of $104,000, $194,000 and $105,000 have been reclassified as services revenue and cost of services for the years ended December 31, 2002, 2001 and 2000, respectively.

Cost of Revenue

Cost of licenses and products includes the cost related to the distribution of licensed software products. Cost of services includes the cost of the direct labor force, including the associated personnel, travel and subsistence, and occupancy costs incurred in connection with providing consulting and maintenance services. Amortization of software cost includes amortization of software development costs and acquired software technology.

Sales and Concentration of Credit Risk

The Company operates in a single industry and is engaged in design and sale of a limited number of software products. No single customer accounted for more than 10% of total revenue in 2002, 2001 and 2000. One of the Company’s customers represented 12% of the accounts receivable balance at December 31, 2002 and two customers represented 20% and 15% of the accounts receivable balance at December 31, 2001.

International sales (including maintenance contracts) represented approximately 10%, 13%, and 12% of the Company’s total revenue in fiscal years 2002, 2001 and 2000, respectively. To date, the majority of international revenue has been denominated in United States currency; therefore, the Company’s results of operations have not been affected by currency fluctuation.

The Company’s principal financial instrument subject to potential concentration of credit risk is accounts receivable, which are unsecured. The Company performs ongoing credit evaluations of its customers’ financial condition. Management believes that the concentration of credit risk with respect to trade receivables is further mitigated as the Company’s customer base consists primarily of Fortune 1000 companies. The Company maintains reserves for credit losses and such losses historically have been within management estimates.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization of property and equipment is provided using the straight-line method over estimated useful lives ranging from three to seven years.

Impairment of Long-Lived Assets and Identifiable Intangible Assets

The Company accounts for long-lived assets pursuant to SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” The Company evaluates its property and equipment, certain intangible assets and other long-lived assets for impairment and assesses their recoverability based upon anticipated future cash flows. If changes in circumstances lead Company management to believe that any of its long-lived assets may be impaired, the Company will (a) evaluate the extent to which the remaining book value of the asset is recoverable by comparing the future undiscounted cash flows estimated to be associated with the asset to the asset’s carrying amount and (b) write-down the carrying amount to market value or discounted cash flow value to the extent necessary. As of December 31, 2002, management did not consider any of the Company’s long-lived assets to be impaired.

Software development costs are accounted for in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Costs associated with the planning and designing phase of software development, including coding and testing activities necessary to establish technological feasibility, are classified as product development and expensed as incurred. Once technological feasibility has been determined, additional costs incurred in development, including coding, testing, and product quality assurance, are capitalized.

SFAS No. 86 requires that at each balance sheet date, the unamortized capitalized costs of a computer software product be compared to the net realizable value of that product. The amount by which the unamortized capitalized costs of a computer software product exceed the net realizable value of that asset shall be written off. The net realizable value is determined based on the estimated future gross revenues from that product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and customer support required to satisfy the Company’s responsibility set forth at the time of sale. In December 2002, the Company recognized a $760,000 impairment charge for its investment in the Wyzdom technology as such investment was judged to have experienced an other than temporary decline in value. The impairment charge is included in cost of revenue in the Company’s 2002 Statement of Operations.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

The Company adopted the provisions of SFAS No. 142 on its effective date, and as a result, the Company ceased amortization of goodwill on January 1, 2002. In lieu of amortization, the Company was required to perform an initial impairment review of goodwill in 2002 and an annual impairment review thereafter. The required initial benchmark evaluation and the annual impairment review were performed in January 2002 and 2003, respectively, resulting in no impairment in the value of the Company’s goodwill and any related intangibles. Application of the non-amortization provision of the standard reduced operating expenses in 2002 by approximately $748,000 as compared to operating results if this standard had not been applied. Had the non-amortization provision of SFAS No. 142 been in effect as of January 1, 2000, the Company’s net loss would have been $1,060,000, or $0.07 per share, in 2001, and $3,134,000, or $0.19 per share, in 2000.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, the liability method is used in accounting for income taxes and deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities.

Earnings per Share

In accordance with SFAS No. 128, “Earnings Per Share,” basic earnings per common share calculations are based on net earnings (loss) after preferred stock dividend requirements, if any, and the weighted-average number of common shares outstanding during each period. Diluted earnings (loss) per common share also reflects the potential dilution that would occur assuming the exercise of stock options and other related effects. Basic and diluted earnings per share are the same in 2002, 2001 and 2000 because the effect of inclusion of the exercise of stock options would be to reduce the loss per common share. If the exercise of stock options were included, the weighted average number of common shares outstanding would have increased by 12,900, 34,000 and 1,357,300 for the years ended December 31, 2002, 2001 and 2000, respectively.

Accounting for Stock Options

The Company has adopted SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 which gives companies the option to adopt the fair value method for expense recognition of employee stock options and other stock-based awards or to continue to account for such items using the intrinsic value method as outlined under ABP No. 25, “Accounting for Stock Issued to Employees” with pro forma disclosures of net (loss) income and net (loss) income per share as if the fair value method had been applied. The Company has elected to continue to apply APB No. 25 for stock options and other stock based awards and has disclosed pro forma net loss and net loss per share as if the fair value method had been applied.

Impact of Recently Issued Accounting Standards

In June 2002, the FASB approved for issuance SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This Statement provides financial accounting and reporting guidance for costs associated with exit or disposal activities and nullifies EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Early application is encouraged. Previously issued financial statements should not be restated. The provisions of EITF Issue 94-3 continue to apply for an exit activity initiated under an exit plan that met the criteria in EITF Issue 94-3 before SFAS No. 146 initial application. Management believes the implementation of this standard will not have a material effect upon the Company’s financial statements.

The Company does not expect the adoption of other recently issued accounting pronouncements to have a significant impact on its results of operations, financial position, or cash flows.

Reclassifications

Certain amounts in the 2001 and 2000 financial statements have been reclassified to conform with 2002 presentation. These reclassifications had no effect on net loss or shareholders’ equity as previously reported.

2. Long-Lived Assets and Identifiable Intangible Assets

Long-lived assets and identifiable intangible assetsconsist of the following at December 31, 2002 and 2001 (in thousands):

	Amortization Method	Estimated Lives	2002	2001
Acquired software technology	Straight-line	4 years	$2,753	$3,513
Cost in excess of net assets of business acquired	Not Applicable	Indefinite	8,588	8,588
Software development costs	Straight-line	2-3 years	5,144	4,679
Other intangibles	Straight-line	2 years	373	373

			16,858	17,153
Less accumulated amortization			(10,424)	(9,149)

Net intangible assets			$6,434	$8,004

Acquired software technology and other intangibles arising from the Axial transaction (see Note 4) are stated at cost. Amortization is provided using the straight-line method over estimated useful lives of four and two years, respectively.

Software development costs are accounted for in accordance with SFAS No. 86. Research and development costs are comprised of the following as of December 31 (in thousands):

	2002	2001	2000
Research and development costs incurred	$3,036	$4,907	$5,494
Less—capitalized software development costs	(1,537)	(1,827)	(2,130)

Research and development costs, net	$1,499	$3,080	$3,364

Amortization of software development costs is provided on a product-by-product basis over the estimated economic life of the software, not to exceed three years, using the straight-line method. Amortization commences when a product is available for general release to customers. Included in cost of revenue is amortization of software development costs and acquired software technology of $2,161,000, $2,284,000 and $1,715,000 in 2002, 2001, and 2000, respectively. During 2002 and 2001 approximately $741,300 and $3,295,000, respectfully, of fully amortized software development costs were removed from capitalized software development costs and accumulated amortization.

3. Restructuring Charge

During 2002, the Company effected a restructuring plan designed to reduce its cost structure by consolidating its development staff and closing its facility located in Malvern, PA, downsizing its corporate facility, and reducing its workforce. As a result, the Company recorded a restructuring charge of $906,000 in 2002. The restructuring charge is included in a separate line of operating expense in the Company’s 2002 Statement of Operations. The following table provides a summary by category of the restructuring charge and remaining restructuring accrual for the year ended December 31, 2002 (in thousands):

	Restructuring Charge	Cash Payments/ Writeoffs	Accrual December 31, 2002
Lease Termination Cost	$419	$(419)	$—
Employee severance cost and related benefits	468	(333)	135
Other	19	(19)	—

Total	$906	$(771)	$135

The remaining amount accrued of $135,000 at December 31, 2002 is reflected in accrued expenses in the December 31, 2002 balance sheet.

Lease termination costs include the amount paid to terminate the lease contracts before the end of their terms. Severance was based on associates’ years of service as well as their position within the organization and is being paid over the severance period. The reduction in workforce included 39 associates. Other restructuring charges primarily include the physical cost of facilities consolidation and write-off of leasehold improvements.

4. Long-term Debt—Shareholders

During 2002, the Company had a $3 million unsecured revolving line of credit with Safeguard. Terms of the line of credit required monthly interest payments at the prime rate plus 1%. Principal was due 13 months after date of demand by Safeguard or earlier in the case of a sale of substantially all of the assets of the Company, a business combination or upon the closing of a debt or equity offering. Total interest expense was $39,000, $70,000, and $222,000 for the years ended 2002, 2001, and 2000, respectively, under the revolving line of credit with Safeguard.

On February 13, 2003, the Company modified the terms of its $3 million unsecured revolving line of credit with Safeguard and its $1.2 million unsecured non-interest bearing Promissory Note to TBBH Investments Europe AG (“TBBH”) (the successor in interest to Axial Technology Holding AG).

Under the terms of the new agreement, the Company issued to Safeguard Delaware, Inc., a wholly owned subsidiary of Safeguard (“Safeguard Delaware”), a new $1.35 million unsecured, variable rate Revolving Note (the “Revolving Note”) and a $650,000 unsecured, variable rate Demand Note (the “Safeguard Demand Note”) (described below). The Revolving

Note and the Safeguard Demand Note replace the previously existing $3 million unsecured revolving line of credit, of which $1.3 million was outstanding at the time of replacement, provided to the Company by Safeguard. Amounts outstanding under the Revolving Note bear interest at an annual rate equal to the prime rate of PNC Bank, N.A. plus one percent (1%), payable quarterly in arrears on the first business day of January, April, July and October. The Company may from time to time borrow, repay and reborrow up to $1.35 million outstanding under the Revolving Note through February 13, 2004, at which time the Revolving Note may be renewed by Safeguard Delaware at its sole discretion. Safeguard Delaware is required to notify the Company by November 13, 2003, whether or not Safeguard Delaware will renew the Revolving Note on February 13, 2004. If Safeguard Delaware determines not to renew the Revolving Note, the Company will be required to pay all outstanding principal and accrued but unpaid interest by August 13, 2004. Repayment of the Revolving Note may occur earlier in the case of a sale of all or substantially all of the assets of the Company, a business combination or upon the closing of a debt or equity offering in excess of $2.5 million.

On March 1, 2001, pursuant to an Asset Purchase Agreement dated February 13, 2001, the Company issued 3,000,000 shares of its common stock (See Note 6 below) and $1.5 million in unsecured non-interest bearing Promissory Notes (“Notes”) to Axial Technology Holding AG (“Axial”). The Notes required the payment of $300,000, $500,000, and $700,000 on the first, second, and third anniversaries, respectively, of the Asset Purchase Agreement. With respect to the first note payment, the Company could elect to provide, in lieu of cash, a number of shares of its common stock equivalent in aggregate value to the amount of such cash payment, the value of each such share to be deemed equal to 80% of the average NASDAQ closing price during the 20 trading days immediately prior to the relevant note payment date. The carrying amount of the Company’s notes due to Axial was established by discounting the expected future cash payment obligations using a current interest rate at which the Company could borrow for debt of similar size and maturity. On March 1, 2002, the Company issued 381,098 shares of its common stock in lieu of the first note payment due on March 1, 2002. Related to this transaction, the Company recognized on March 1, 2002 an interest charge of $46,800, reflecting the discount on common stock given in payment of the first installment of the note.

Concurrent with the modification of the terms of the $3 million unsecured revolving line of credit with Safeguard, the Company has issued to TBBH a $1.2 million unsecured variable rate Demand Note (the “TBBH Demand Note”) in replacement of the existing $1.2 million unsecured non-interest bearing Promissory Note, of which $500,000 was due on February 13, 2003. Amounts outstanding under both the $1.2 million TBBH Demand Note and the $650,000 Safeguard Demand Note bear interest at an annual rate equal to the announced prime rate of PNC Bank, N.A. plus one percent (1%), payable quarterly in arrears on the first business day of January, April, July and October. However, interest shall accrue only on $500,000 of the principal of the TBBH Demand Note until the first anniversary of the date of the TBBH Demand Note and thereafter shall accrue interest on the entire outstanding principal. All outstanding principal and accrued but unpaid interest on each of the Safeguard Demand Note and the TBBH Demand Note is due and payable six months after the date of demand by Safeguard and/or TBBH, however, such demand shall not occur earlier then February 13, 2004. The Company is required to notify Safeguard or TBBH of the other party’s demand for payment. Except for payments made on demand by only one lender (either Safeguard or TBBH), any payments on the Demand Notes shall be made pro rata as between Safeguard and TBBH. The outstanding principal amount of the Demand Notes may be prepaid in whole or in part upon notice to Safeguard and TBBH at any time or from time to time without any prepayment penalty or premium; provided, however, that there are no amounts outstanding under the Revolving Note. Repayment of the Demand Notes may occur earlier in the case of a sale of all or substantially all of the assets of the Company, a business combination or upon the closing of a debt or equity offering in excess of $2.5 million; provided, however, that any repayment will be applied first to the repayment of the then outstanding obligations under the Revolving Note and then to the repayment of the then outstanding obligations under the Demand Notes.

The following table presents the carrying amounts and fair values of the Company’s debt instruments as of December 31, 2002 and 2001 (in thousands):

	December 31,
	2002	2001
Borrowings under revolving credit facility due to shareholder	$1,300	$—
Notes payable due Axial (shareholder) (less unamortized discount of $79 and $180, respectively – effective rate of 9.5%)	1,121	1,320

	2,421	1,320
Less current portion	(467)	(300)

Long – term debt – shareholders	$1,954	$1,020

5. Leases

The Company has entered a sale-leaseback agreement under which the Company has received, at varying times from July 1997 through December 2000, $1.3 million for computer equipment and furniture that had a net book value of $1.1 million. The leaseback has been accounted for as an operating lease. The Company has five remaining monthly rental payments under these transactions of approximately $2,600. The gains recognized on these transactions have been deferred and are being amortized to income in proportion to rental expense over the term of the lease.

The Company leases its facility and certain equipment under several non-cancelable operating lease agreements that expire at various times through 2005. The Company’s facility lease contains fixed rental increases over the life of the lease. Net rental expense under these leases for the years ended December 31, 2002, 2001, and 2000 totaled approximately $959,000, $1,349,000, and $1,550,000, respectively.

Future minimum lease payments under non-cancelable operating leases and subleases at December 31, 2002 are as follows (in thousands):

Commitments
2003	$389
2004	280
2005	3

$672

6. Equity Transactions

On February 20, 2001, the Company issued 3,000 shares of Series F Convertible Preferred Stock (“Series F Shares”) to Safeguard in exchange for $3 million of principal outstanding under its existing credit facility with Safeguard. Also on February 20, 2001, Safeguard reduced the maximum availability under the credit facility from $6 million to $3 million. Holders of the Series F Shares have a par value of $0.01 per share and the issuance price was $1,000 per share. The Series F Shares are entitled to certain preferences, limitations and special rights, including dividend rights, conversion rights, voting rights, anti-dilution rights, registration rights, and liquidation preferences. Holders of the Series F Shares are entitled to a cumulative quarterly dividend, when and if declared by the Board, at a rate per share equal to two percent (2%) per quarter of the issuance price. The 3,000 shares of Series F Shares are convertible at any time at the option of the holder into 1,500,000 shares of common stock, as adjusted pursuant to the terms of the Statement of Designations, Preferences and Rights Agreement. Commencing at any time on or after February 20, 2003, the Company may redeem all of the shares of the Series F Shares by paying in cash a sum equal to one hundred three percent (103%) of the initial purchase price per share plus all accrued but unpaid dividends. Holders of the Series F Shares are entitled to one vote for each share of common stock into which the Series F Shares may be converted and may vote on all matters submitted to a vote of the holders of common stock. Each share of Series F stock is entitled to a liquidation preference of $1,000 plus unpaid dividends. Proceeds remaining after the satisfaction of such preference would be distributed ratably to the holders of common stock and the shares of common stock which the holders of the Series F Shares then have the right to acquire upon conversion of such shares. At December 31, 2002, the Company has reserved 1,500,000 shares of common stock for future conversion of the Series F Shares.

At December 31, 2002, dividends in arrears on the Series F Shares were $475,200.

On March 1, 2001, pursuant to an Asset Purchase Agreement dated February 13, 2001, the Company issued 3,000,000 shares of its common stock and $1.5 million in non-interest bearing Promissory Notes (“Notes”) to Axial Technology Holding AG (“Axial”) for all rights of ownership to Axial’s proprietary asset management technology, some or all of which is commonly known as Wyzdom (“Wyzdom”), as well as for certain related assets and obligations of Wyzdom Solutions, Inc. Wyzdom Solutions, Inc. was an affiliate of Axial and was the exclusive distributor of the Wyzdom technology in the United States. As more fully described in Note 4 above, on January 28, 2002, the Company’s Board approved the issuance of 381,098 shares of common stock in lieu of the first note payment due on March 1, 2002. Additional earnout payments totaling up to $1.5 million may also be payable to Axial, depending on the achievement of certain revenue goals for the Wyzdom products during the three years following closing. However, this amount could be reduced to zero based upon the performance of the Company’s common stock price during this period.

7. Stock Options

The Company has granted incentive and non-qualified stock options to employees and directors under three outstanding stock option plans: the 1988 Stock Option Plan (the “1988 Plan”), the Stock Option Plan for Directors (the “Directors’ Plan”), and the 1997 Equity Compensation Plan (the “1997 Plan”).

The Company may no longer grant options under the 1988 Plan or the Directors’ Plan. Through December 31, 2002, the Company had options outstanding under these plans of 678,500 shares (1988 Plan), 18,000 shares (Director’s Plan), and 1,186,500 (1997 Plan). Under the plans, the Board of Directors determines the option exercise price on a per-grant basis, but the price shall not be less than fair market value on the date of grant. Generally, outstanding options vest over periods not exceeding 4 years after the date of grant and expire 10 years after the date of grant. All options granted under the plans to date have been at prices that have been equal to fair market value at date of grant. At December 31, 2002, the Company has approximately 2,662,000 shares of common stock reserved for future issuance under the plans.

Option activity under the Company’s plans are summarized below (in thousands, except per share amounts):

	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,429	$2.59	2,337	$3.17	2,617	$2.54
Options granted	762	0.86	170	0.75	419	5.57
Options exercised	—	—	—	—	(535)	1.49
Options canceled	(308)	1.58	(1,078)	3.56	(164)	4.65

Outstanding at end of year	1,883	$2.06	1,429	$2.59	2,337	$3.17

Options exercisable at year-end	1,147		1,052		1,595
Shares available for future grant	779		1,323		987

The following summarizes information about the Company’s stock options outstanding at December 31, 2002 (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/02	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number Exercisable at 12/31/02	Weighted Avg. Exercise Price
$ 0.34–$0.44	85	8.9 yrs.	$ 0.39	10	$0.44
$ 0.59–$0.75	106	8.4	0.67	32	0.67
$ 0.84–$ 0.98	621	8.8	0.92	108	0.91
$ 1.09–$ 1.25	100	3.6	1.20	80	1.23
$ 1.50–$ 1.75	539	1.1	1.51	536	1.51
$ 1.81–$ 2.19	127	5.2	1.97	106	1.99
$ 2.41–$ 5.25	94	4.3	4.29	92	4.34
$ 5.75–$ 7.00	54	5.1	6.72	54	6.72
$ 7.88–$ 9.38	157	7.0	7.97	129	7.96

	1,883	5.6 yrs.	$ 2.06	1,147	$2.64

The Company applies APB No. 25 and related interpretations in accounting for its various stock option plans. Had compensation expense been recognized consistent with SFAS No. 123, the Company’s net loss would have been $2,781,300, or $0.15 per share, in 2002, $2,147,100, or $0.12 per share, in 2001, and $4,035,000, or $0.25 per share, in 2000.

The per share weighted-average fair value of stock options issued by the Company during 2002, 2001 and 2000 was $0.85, $0.73, and $5.14, respectively, on the dates of grant.

The following assumptions were used by the Company to determine the fair value of stock options granted using the Black-Scholes option-pricing model:

	2002	2001	2000
Dividend yield	0%	0%	0%
Expected volatility	212%	183%	142%
Expected option life	4 to 10 years	3 to 10 years	3 to 8 years
Risk-free interest rate	1.9% to 5.7%	3.1% to 5.2%	5.0% to 6.4%

8. Related Party Transactions

The Company has transactions in the normal course of business with Safeguard or affiliated companies. Up until May 2000, the Company was a party to an administrative support agreement with Safeguard under which the Company paid to Safeguard a fee equal to 1/4 of 1% of net sales, up to a maximum of $200,000 annually, including reimbursement of certain out-of-pocket expenses incurred by Safeguard. The administrative support services included consultation regarding our general management, investor relations, financial management, certain legal services, insurance programs administration, and tax research and planning, but did not cover extraordinary services or services that were contracted out. During the years ended December 31, 2000, the Company paid administrative services fees to Safeguard totaling approximately $71,000. The Company also paid Safeguard interest costs under a revolving credit agreement of $39,000, $70,000, and $222,000 in 2002, 2001, and 2000, respectively. In addition, during 2000, the Company incurred consulting-related expenses of approximately $261,200 from affiliates of Safeguard.

The Company employs an indirect sales force that works closely with its major resellers and partners to manage the development of the indirect channel, distribution of its product, and product implementation. CompuCom Systems, Inc. has been a reseller of the Asset Insight product since 1996. During the years ended December 31, 2002, 2001, and 2000, the Company has recognized revenue of $193,500, $468,000, and $387,400, respectively, from CompuCom Systems, Inc. associated with their purchase and resell of Company products and related implementation services and annual maintenance contracts. As of December 31, 2002, CompuCom Systems, Inc. has an outstanding receivable with the Company of $131,600. Safeguard is the majority shareholder of CompuCom Systems, Inc., holding approximately 60% of CompuCom’s outstanding voting securities.

The Company had non-recourse, non-interest bearing loans due from certain officers of the Company totaling $496,000 on January 1, 2000. These loans were secured by shares of the Company’s common stock owned by the officers and matured at various dates through April 15, 2000 or termination of employment, whichever occurred first. In January 2000, these loans were repaid in full through the surrender of 51,501 shares of common stock of the Company based on the current market price of the Company’s common stock as reflected by the average of the high and low prices on January 10, 2000.

9. Income Taxes

The components of net deferred taxes as of December 31 are as follows (in thousands):

	2002	2001
Deferred tax assets
Net operating loss carryforward	$9,954	$11,074
Tax credit carryforward	—	16
Allowance for doubtful accounts	75	105
Accrued payroll and benefits	33	50
Depreciation and amortization	650	118
Other	3	3

Total deferred tax assets	10,715	11,366
Deferred tax liabilities—deferred software costs	(1,180)	(1,095)

	9,535	10,271
Valuation allowance	(9,535)	(10,271)

Net deferred tax assets	$—	$—

The actual income tax expense for 2002, 2001, and 2000 differs from the “expected” amount (computed by applying the statutory federal income tax rate of 34% to the loss before income taxes) as follows (in thousands):

	2002	2001	2000
Computed “expected” tax benefit	$(922)	$(615)	$(1,320)
Non-deductible amortization	11	273	254
Change in valuation allowance and other	911	342	1,066

Actual tax benefit	$—	$—	$—

At December 31, 2002, the Company has net operating loss carryforwards of approximately $29.3 million. The net operating loss carryforwards expire in various amounts from 2003 through 2022.

10. Employee Benefit Plans

The Company provides certain health and medical benefits to eligible employees, their spouses and dependents pursuant to a benefit plan funded by the Company. Each participating employee contributes to the Company’s costs associated with such benefit plan. The Company’s obligation to fund this benefit plan and pay for these benefits is capped through the Company’s purchase of an insurance policy from a third party insurer. The amount established as a reserve is intended to recognize the Company’s estimated obligations with respect to its payment of claims and claims incurred, but not yet reported under the benefit plan. Management believes that the recorded liability for medical self-insurance at December 31, 2002 is adequate to cover the losses and claims incurred, but these reserves are necessarily based on estimates, and the amount ultimately paid may be more or less than such estimates. These estimates are based upon historical information along with certain assumptions about future events, including increases in projected medical costs.

The Company has a retirement plan which is qualified under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the Board of Directors. During 2001 and 2000, the Company provided an employer match on the first 6% of participants’ contributions. The amount of the Company’s match was 50% of the participants’ contributions and was paid annually. The Company’s contribution to the plan for 2001 and 2000 was $210,900 and $174,000, respectfully. No Company contributions were made for the year ended December 31, 2002.

The Company does not offer post-retirement or post-employment benefits.

11. Contingencies

Management is not aware of any material pending legal proceedings to which the Company is a party or of which any of its property is subject.

12. Quarterly Financial Information (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2002, 2001 and 2000.

	Three Months Ended
2002	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
Total revenues	$3,147	$2,571	$3,034	$2,828
Gross profit	2,108	1,660	2,142	1,163
Net (loss) income available to common shareholders (1)	(485)	(1,192)	(47)	(1,252)
Basic and diluted (loss) income per common share	(0.03)	(0.06)	(0.00)	(0.06)

	Three Months Ended
2001	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
Total revenues	$3,611	$3,402	$3,818	$4,769
Gross profit	2,701	2,402	2,525	3,649
Net (loss) income available to common shareholders (1)	(595)	(832)	(742)	150
Basic and diluted (loss) income per common share	(0.03)	(0.04)	(0.04)	0.01

	Three Months Ended
2000	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
Total revenues	$3,134	$2,208	$4,269	$4,478
Gross profit	2,039	1,098	3,281	3,685
Net (loss) income available to common shareholders	(1,335)	(2,504)	(92)	49
Basic and diluted (loss) income per common share	(0.08)	(0.15)	(0.01)	0.00

(1) after reflecting preferred stock dividends.

Additional Financial Information

Tangram Enterprise Solutions, Inc.

Schedule II—Valuation and Qualifying Accounts

Years ended December 31, 2002, 2001, and 2000

	Balance at Beginning of Period	Additions (Reductions) Charged to Costs and Expenses	Deductions from Reserves	Balance at End of Period
Year ended December 31, 2002:
Allowance for doubtful accounts	$308,700	$(40,200)	$48,500	$220,000

Year ended December 31, 2001:
Allowance for doubtful accounts	340,800	292,700	324,800	308,700

Year ended December 31, 2000:
Allowance for doubtful accounts	508,700	326,500	494,400	340,800