Form 10-Q
period 2003-03-31
TANGRAM ENTERPRISE SOLUTIONS INC
filed 2003-05-12
CIK 804121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Yes ☒	No ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

          The number of outstanding shares of Common Stock, $0.01 par value per share, as of May 9, 2003 was 19,802,439.

TANGRAM ENTERPRISE SOLUTIONS, INC.

INDEX

PART I.  FINANCIAL INFORMATION

Tangram Enterprise Solutions, Inc.

Balance Sheets
(in thousands, except share amounts)

	March 31, 2003	December 31, 2002

	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$596	$418
Accounts receivable, net of allowance of $223 and $220 in 2003 and 2002, respectively	1,697	2,671
Other	425	296

Total current assets	2,718	3,385
Property and equipment:
Computer equipment and software	908	902
Office equipment and furniture	221	218
Leasehold improvements	37	37

	1,166	1,157
Less accumulated depreciation and amortization	(1,088)	(1,057)

Total property and equipment	78	100
Other assets:
Acquired software technology, net accumulated amortization of $1,390 and $1,244 in 2003 and 2002, respectively	1,363	1,509
Deferred software costs, net accumulated amortization of $1,968 and $1,671 in 2003 and 2002, respectively	3,516	3,472
Cost in excess of net assets of business acquired	1,415	1,415
Other intangibles, net accumulated amortization of $373 and $335 in 2003 and 2002, respectively	—	38
Other	15	15

Total other assets	6,309	6,449

Total assets	$9,105	$9,934

Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt – shareholder	$—	$467
Accounts payable	302	336
Accrued expenses	548	724
Deferred revenue	3,348	3,281

Total current liabilities	4,198	4,808
Long-term debt – shareholders	1,792	1,954
Other liabilities	602	542
Shareholders’ equity:
Convertible preferred stock – Series F, par value $0.01, $1,000 stated value, 3,000 shares authorized, designated, issued and outstanding (aggregate liquidation preference of $3,545 in 2003 and $3,475 in 2002)	—	—
Common stock, par value $0.01, authorized 48,000,000 shares, 19,802,439 issued and outstanding in 2003 and 2002, respectively	198	198
Additional paid-in capital	50,525	50,525
Accumulated deficit	(48,210)	(48,093)

Total shareholders’ equity	2,513	2,630

Total liabilities and shareholders’ equity	$9,105	$9,934

See accompanying notes.

Tangram Enterprise Solutions, Inc.

Statements of Operations
(in thousands, except per share amounts)

	Three months ended March 31

	2003	2002

	(unaudited)
Revenue:
Licenses and products	$644	$1,298
Services	1,619	1,849

Total revenue	2,263	3,147
Cost of revenue:
Cost of licenses and products	13	16
Cost of services	281	444
Amortization of software cost	443	579

Total cost of revenue	737	1,039

Gross profit	1,526	2,108
Operating expenses:
Sales and marketing	820	1287
General and administrative	453	593
Research and development	196	486
Depreciation and amortization	69	85

Total operating expenses	1,538	2,451

Loss from operations	(12)	(343)
Other expense, net	(36)	(78)

Loss before income taxes	(48)	(421)
Provision for income taxes	—	—

Net loss	$(48)	$(421)

Per share calculation:
Net loss	$(48)	$(421)
Preferred stock dividend	(69)	(64)

Net loss available to common shareholders	$(117)	$(485)

Loss per common share-
Basic and diluted	$(0.01)	$(0.02)

Weighted average number of common shares outstanding-
Basic and diluted	19,802	19,544

See accompanying notes.

Tangram Enterprise Solutions, Inc.

Statements of Cash Flows
(in thousands)

	Three months ended March 31

	2003	2002

	(unaudited)
Operating activities
Net loss	$(48)	$(421)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	31	48
Amortization	481	626
Non cash interest expense	21	75
Reserve for doubtful accounts	(3)	63
Other	(9)	(5)
Cash provided by (used in) changes in working capital items:
Accounts receivable and other current assets	848	1,143
Accounts payable	(34)	131
Accrued expenses	(176)	(1,136)
Deferred revenue	67	(350)

Net cash provided by operating activities	1,178	174
Investing activities
Deferred software costs	(341)	(460)
Expenditures for property and equipment	(9)	(14)
Decrease in other assets	—	23

Net cash used in investing activities	(350)	(451)
Financing activities
Net repayments on borrowings from shareholders	(650)	—

Net cash used in financing activities	(650)	—

Net increase (decrease) in cash and cash equivalents	178	(277)
Cash and cash equivalents, beginning of period	418	322

Cash and cash equivalents, end of period	$596	$45

Supplemental disclosure of non-cash financing activities
Issuance of stock to repay debt	$—	$300

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

          The Company’s common stock trades on OTC Bulletin Board under the symbol TESI.OB.  The Company is a partner company of Safeguard Scientifics, Inc. (NYSE: SFE) (“Safeguard”).  Safeguard is a technology operating company that creates long-term value by focusing on technology-related asset acquisitions that are developed through superior operations and management.  Safeguard acquires and develops companies in three areas: software, business and IT services, and emerging technologies.  Safeguard is the majority shareholder of the Company holding approximately 58% of the Company’s outstanding voting shares (assuming conversion of the Series F Convertible Preferred Stock).

Note 2.  Significant Accounting Policies

Basis of Presentation

          The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the statements have been included.  The interim operating results are not necessarily indicative of the results that may be expected for a full fiscal year.  The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  For further information, refer to the financial statements and accompanying footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Revenue Recognition

          In October 1997, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 97-2 Software Revenue Recognition, as amended in March 1998 by SOP 98-4 and October 1998 by SOP 98-9.  These SOPs provide guidance on applying accounting principles generally accepted in the United States in recognizing revenue on software transactions.  The Company adopted SOP 97-2 for software transactions entered into beginning January 1, 1998.  Based on the current requirements of the SOPs, application of these statements did not have a material impact on the Company’s revenue recognition policies.  However, AcSEC is currently reviewing further modifications to the SOP with the objective of providing more definitive, detailed implementation guidelines. This guidance could lead to unanticipated changes in the Company’s operational and revenue recognition practices.

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

          The Company derives revenue from software licenses, post-contract customer support (PCS), and consulting services.  Licenses and products revenue include software license fees under perpetual and period licensing agreements and revenue from the sale of gateway and other products, which include both hardware and software.  Post-contract customer support includes telephone support, bug fixes, and rights to upgrades on a when-and-if available basis.  Consulting services consist primarily of implementation services performed on a time and material basis for the installation of the Company’s software products, database trigger services which create a mechanism for importing data from a third party system into the Company’s software products and on-site training services.  Revenue from software license agreements and product sales are recognized upon delivery, provided that all of the following conditions are met: a non-cancelable license agreement has been signed; the software has been delivered; no significant production, modification or customization of the software is required; the vendor’s fee is fixed or determinable; and collection of the resulting receivable is deemed probable.  In software arrangements that include rights to software products, specified upgrades or gateways, PCS, and/or other services, the Company allocates the total arrangement fee among each deliverable based on vendor-specific objective evidence.  Revenue from maintenance agreements are recognized ratably over the term of the maintenance period, generally one year.  Consulting and training services, which are not considered essential to the functionality of the software products, are recognized as the respective services are performed.

Impairment of Long-Lived Assets and Identifiable Intangible Assets

          The Company accounts for long-lived assets pursuant to Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”  The Company evaluates its property and equipment,  certain intangible assets and other long-lived assets for impairment and assesses their recoverability based upon anticipated future cash flows.  If changes in circumstances lead Company management to believe that any of its long-lived assets may be impaired, the Company will (a) evaluate the extent to which the remaining book value of the asset is recoverable by comparing the future undiscounted cash flows estimated to be associated with the asset to the asset’s carrying amount and (b) write-down the carrying amount to market value or discounted cash flow value to the extent necessary.  As of March 31, 2003, management did not consider any of the Company’s long-lived assets to be impaired.

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

          SFAS No. 86 requires that at each balance sheet date, the unamortized capitalized costs of a computer software product be compared to the net realizable value of that product.  The amount by which the unamortized capitalized costs of a computer software product exceed the net realizable value of that asset shall be written off.  The net realizable value is determined based on the estimated future gross revenues from that product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and customer support required to satisfy the Company’s responsibility set forth at the time of sale.  As of March 31, 2003, management did not consider any of the unamortized capitalized costs of computer software to be impaired.

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

Income taxes

          The Company utilizes the liability method of accounting for income taxes, as set forth in SFAS No. 109, “Accounting for Income Taxes.”  SFAS No. 109 prescribes an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements.  Deferred tax assets are recognized, net of any valuation allowance, for deductible temporary differences and operating loss and tax credit carryforwards.  A valuation allowance is provided when it is considered more likely than not that some or all of the deferred tax assets may not be realized.  As of March 31, 2003 and December 31, 2002, the Company had a valuation allowance against the entire net deferred tax asset.

Earnings Per Share

          In accordance with SFAS No. 128, “Earnings Per Share,” basic earnings per common share calculations are based on net earnings (loss) after preferred stock dividend requirements, if any, and the weighted-average number of common shares outstanding during each period.  Diluted earnings (loss) per common share also reflects the potential dilution that would occur assuming the exercise of stock options and other related effects.  Basic and diluted earnings per share are the same in 2003 and 2002 because the effect of inclusion of the exercise of stock options would be to reduce the loss per common share.  If the exercise of stock options were included, the weighted average number of common shares outstanding would have increased by 0 and 60,000 for the three month periods ended March 31, 2003 and 2002, respectively.

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

Note 3.  Long-Lived Assets and Identifiable Intangible Assets

          Long-lived assets and identifiable intangible assets consist of the following at March 31, 2003 and December 31, 2002 (in thousands):

	Amortization Method	Estimated Lives	March 31, 2003	December 31, 2002

			(unaudited)	(audited)
Acquired software technology	Straight-line	4 years	$2,753	$2,753
Cost in excess of net assets of business acquired	Not Applicable	Indefinite	8,588	8,588
Software development costs	Straight-line	2-3 years	5,484	5,143
Other intangibles	Straight-line	2 years	373	373

			17,198	16,857
Less accumulated amortization			(10,904)	(10,423)

Net intangible assets			$6,294	$6,434

          Acquired software technology and other intangibles are stated at cost.  Amortization is provided using the straight-line method over estimated useful lives of four and two years, respectively.

          Software development costs are accounted for in accordance with SFAS No. 86.  Research and development costs are comprised of the following as of March 31 (in thousands):

	2003	2002

	(unaudited)
Research and development costs incurred	$537	$946
Less - capitalized software development costs	(341)	(460)

Research and development costs, net	$196	$486

          Amortization of software development costs is provided on a product-by-product basis over the estimated economic life of the software, not to exceed three years, using the straight-line method.  Amortization commences when a product is available for general release to customers.  Included in cost of revenue is amortization of software development costs and acquired software technology of $443,000 and $579,000 in 2003 and 2002, respectively.

Note 4.  Long-term Debt – Shareholders

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

          The following table presents the carrying amounts and fair values of the Company’s debt instruments as of March 31, 2003 and December 31, 2002 (in thousands):

	March 31, 2003	December 31, 2002

	(unaudited)	(audited)
Borrowings under revolving credit facility due Safeguard (1)	$—	$1,300
Borrowings under Revolving Note due Safeguard	—	—
Notes payable due Axial (shareholder) (less unamortized discount of $79 – effective rate of 9.5%) (1)	—	1,121
Demand Note due Safeguard	650	—
Demand Note due TBBH (shareholder) (less unamortized discount of $58 effective rate of 9.5%)	1,142	—

	1,792	2,421
Less current portion	—	(467)

Long - term debt – shareholders	$1,792	$1,954

(1) – Retired February 13, 2003

          On March 1, 2001, pursuant to an Asset Purchase Agreement dated February 13, 2001, the Company issued 3,000,000 shares of its common stock and $1.5 million in unsecured non-interest bearing Promissory Notes (“Notes”) to Axial Technology Holding AG (“Axial”).  The Notes required the payment of $300,000, $500,000, and $700,000 on the first, second, and third anniversaries, respectively, of the Asset Purchase Agreement.  The carrying amount of the Company’s notes due to Axial was established by discounting the expected future cash payment obligations using a current interest rate at which the Company could borrow for debt of similar size and maturity.  With respect to the first note payment due on March 1, 2002, the Company could elect to provide, in lieu of cash, a number of shares of its common stock equivalent in aggregate value to the amount of such cash payment, the value of each such share to be deemed equal to 80% of the average NASDAQ closing price during the 20 trading days immediately prior to the relevant note payment date.  On March 1, 2002, the Company issued 381,098 shares of its common stock in lieu of the first note payment.  Related to this transaction, the Company recognized on March 1, 2002 an interest charge of $46,800, reflecting the discount on common stock given in payment of the first installment of the note.  The remaining Notes were retired on February 13, 2003 in connection with the debt modifications described above.

Note 5.  Equity Transactions

          Safeguard is the holder of all 3,000 shares of the Series F Convertible Preferred Stock (“Series F Shares”).  Under the terms of the Series F Shares, holders of the Series F Shares are entitled to a cumulative quarterly dividend, when and if declared by the Board, at a rate per share equal to 2% of the issuance price per quarter.  At March 31, 2003, dividends in arrears on the Series F Shares were approximately $545,000.

Note 6.  Stock-Based Compensation

          In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”  FAS 148 amends FAS 123 “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The additional disclosure requirements of FAS 148 are effective for fiscal years ending after December 15, 2002.  We have elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25 (or APB 25), “Accounting for Stock Issued to Employees,” to account for employee stock options.  Under APB 25, no compensation expense is recognized unless the exercise price of our employee stock options is less than the market price of the underlying stock on the date of grant.  We have not recorded such expenses in the periods presented because we grant options at the fair market value of the underlying stock on the date of grant.

          The Company has granted incentive and non-qualified stock options to employees and directors under three outstanding stock option plans: the 1988 Stock Option Plan (the “1988 Plan”), the Stock Option Plan for Directors (the “Directors’ Plan”), and the 1997 Equity Compensation Plan (the “1997 Plan”).

          The Company may no longer grant options under the 1988 Plan or the Directors’ Plan.  Through March 31, 2003, the Company had options outstanding under these plans of 501,800 shares (1988 Plan), 18,000 shares (Director’s Plan), and 1,173,500 (1997 Plan).  Under the plans, the Board of Directors determines the option exercise price on a per-grant basis, but the price shall not be less than fair market value on the date of grant. Generally, outstanding options vest over periods not exceeding 4 years after the date of grant and expire 10 years after the date of grant.  All options granted under the plans to date have been at prices that have been equal to fair market value at date of grant.  At March 31, 2003, the Company has approximately 2,485,200 shares of common stock reserved for future issuance under the plans.

          The following information regarding net loss and loss per share prepared in accordance with FAS 123 has been determined as if we had accounted for our employee stock options and employee stock plan under the fair value method prescribed by FAS 123. The resulting effect on net income and earnings per share pursuant to FAS 123 is not likely to be representative of the effects on net income and earnings per share pursuant to FAS 123 in future periods, due to subsequent periods including additional grants and periods of vesting. The fair value of options was estimated at the date of grant using a Black-Scholes option valuation model.

          The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  Option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not provide a reliable single measure of the fair value of our employee stock options.

          The following assumptions were used by the Company to determine the fair value of stock options granted using the Black-Scholes option-pricing model:

	Three Months Ended March 31,

	2003	2002

Dividend yield	0%	0%
Expected volatility	212%	212%
Expected option life	8 years	4 to 8 years
Risk-free interest rate	3.7%	2.6 to 5.7%

          The per share weighted-average fair value under FAS 123 of all stock options issued by the Company during the three months ended March 31, 2003 and 2002 was $0.30 and $0.90, respectively.

          For purposes of disclosures pursuant to FAS 123 as amended by FAS 148, the estimated fair value of options is amortized to expense over the options’ vesting period.

          The following table illustrates the effect on reported net income and earnings per share if we had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended March 31,

	2003	2002

	(unaudited)
Net loss available to common shareholders, as reported	$(48)	$(421)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(69)	(126)

Pro forma loss	$(117)	$(547)

Loss per common share-
Basic and diluted	$(0.01)	$(0.03)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, among others, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” and words of similar import.  Such statements are subject to certain risks and uncertainties, which include but are not limited to those important factors discussed in cautionary statements throughout the section below and those set forth in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2003, as amended, and are qualified in their entirety by those cautionary statements.

Overview

          Tangram develops and markets lifecycle information technology (“IT”) asset management (“ITAM”) software for large and mid-sized organizations across all industries, in both domestic and international markets.  Our ITAM product line consists of Asset Insight ® and Enterprise Insight ®, which together deliver the market’s first unified tool to manage physical, contractual, and financial IT asset data in a single repository for a comprehensive view of the enterprise.  ITAM is the process of controlling hardware and software assets throughout their lifecycle — from procurement, through daily operations, through final disposal.  While asset management is primarily a business practice, it is supported by repository technology that consolidates diverse financial, contractual, ownership, and physical asset data.  Our core business strategy and operating philosophy focus on delivering world-class customer care, providing phased asset management solutions that are tailored to our customers’ evolving business needs, and maintaining a leading-edge technical position that results in long-term customer loyalty and sustained shareholder value.  We are a partner company of Safeguard Scientifics, Inc. (NYSE:SFE) (“Safeguard”).  Safeguard is an operating company that creates long-term value by focusing on technology-related companies that are developed through superior operations and management support.  Safeguard is the majority shareholder of the Company, holding approximately 58% of the Company’s outstanding common shares (assuming the conversion of the Series F Convertible Preferred Stock).

          In 1996, we began focusing our business on the asset tracking market and the introduction and sale of our Asset Insight product.  Asset Insight, an information technology asset tracking product, allows businesses to track changes in their information technology asset base (including hardware and software), forward plan technology requirements, optimize end-user productivity, and calculate the cost of software and hardware upgrades.  In October 2000, we announced a strategic move to become a leader in the ITAM market.  This strategy allowed us to build upon our core Asset Insight tracking technology and expertise and expand into a steadily growing, multi-billion dollar market.  In support of this business strategy, we purchased the technology of Wyzdom Solutions, Inc. from Axial Technology Holding AG (“Axial”) in March 2001, providing the technological foundation for Tangram’s asset management offering, Enterprise Insight.  This lifecycle offering, which has been rebranded as a member of the Tangram family of solutions, allows business leaders to manage their information technology assets from initial planning and procurement through final disposal—ensuring information technology assets are maximized to cost-effectively support corporate objectives.  We continue to enhance our industry-leading asset tracking technology to ensure our customers can effectively manage new and emerging technologies, such as wireless and handheld personal digital assistant (PDA) devices.  These asset tracking features remain the foundation of every asset management initiative.  Additionally, in support of the commitment to make Asset Insight a fully web-enabled solution, all new features will be web-based, allowing our customers to access and analyze their diverse asset information directly from their web browsers.  In early February 2003, we released what we believe to be the market’s first and only fully unified ITAM solution.  This unified Insight solution automatically and seamlessly combines the physical IT asset information tracked by Asset Insight with the financial and contractual information managed by Enterprise Insight, delivering a single, holistic view of all enterprise IT assets from a common user interface, without the need for costly and difficult-to-implement data integrations.  Tangram’s unified Insight solution allows customers to more quickly, efficiently, and accurately tackle critical IT business issues, such as software license compliance, disaster recovery planning, loss prevention, and lease management.  As part of our lifecycle asset management offering, we are expanding our services offerings whereby we work closely with our customers to prioritize their asset management requirements, pinpointing the necessary process and technology changes and executing a phased asset management implementation plan that delivers significant value during each step of the deployment.  This tailored service covers specific disciplines, such as (i) software license management; (ii) enterprise moves, adds and changes; (iii) lease management, and (iv) procurement.  To further assist our customers in leveraging the extensive benefits of our solutions, we also offer a variety of deployment planning, strategic implementation, business process, best practices, and training services.

          Our financial results reflect our growing dependence on revenue generated by sales of Asset Insight and our move into the ITAM market with the introduction of Enterprise Insight in July 2001.  As a result, various risks and uncertainties relating to the development of the ITAM business may cause our actual results to differ materially from the results contemplated.  Such uncertainties include: (i) our ability to sell Asset Insight and Enterprise Insight products to major accounts with full enterprise-wide deployment; (ii) encountering any unanticipated software errors or other technical problems that may arise in the future that could impact market acceptance of Enterprise Insight, (iii) the possibility of the introduction of superior competitive products; (iv) our ability to develop a sustainable stream of revenue from the sale of the Asset Insight and Enterprise Insight products; (v) our ability to recruit and retain key technical, sales, and marketing personnel; and (vi) our ability to secure adequate financing on reasonable terms or at all.  In addition, many companies have been addressing their ITAM needs for systems and applications internally and only recently have become aware of the benefits of third-party software products such as ours.  Our future financial performance will depend in large part on the continued growth in the number of businesses adopting third-party ITAM software products and their deployment of these products on an enterprise-wide basis and as such, there can be no assurance that we will be able to succeed or capitalize upon the opportunities in the ITAM market.

          We have been and will continue to be dependent on closing large ITAM product sales in a given quarter.  Our revenues in a given quarter could be adversely affected if we are unable to complete one or more large license agreements, if the completion of a large license agreement is delayed, or if the contract terms were to prevent us from recognizing revenue during that quarter.  In addition, when negotiating large software licenses, many customers time their negotiations at our quarter-end in an effort to improve their ability to negotiate more favorable pricing terms.  As a result, we recognize a substantial portion of our revenues in the last month or weeks of a quarter, and license revenues in a given quarter depend substantially on orders booked during the last month or weeks of a quarter.  We expect our reliance on these large transactions to continue for the foreseeable future.

          The license of our software generally requires us to engage in a sales cycle that typically takes approximately six to nine months to complete.  Since the beginning of the second quarter of 2002, however, we have experienced an extension of normal sales cycles as a result of increased vendor disarray and confusion in the ITAM market as certain ITAM vendors underwent consolidations and financial and regulatory issues.  As a result of this vendor upheaval, industry analysts advised organizations to temporarily postpone their decisions on IT asset repository solutions.  In turn, we believe many organizations have adopted a “wait and see” mentality—deferring their asset management purchasing decisions until there is more market stability and the final market impact can be determined.  In addition, the length of the sales cycle has varied due to factors over which we have little or no control, such as the size of the transaction, the internal activities of potential customers, and the level of competition that we encounter in selling our products.  As such, historically, we have experienced a certain degree of variability in our quarterly revenue and earnings patterns.  This variability is typically driven by significant events that include: (i) the timing of major enterprise-wide sales of our ITAM products; (ii) “one-time” payments from existing legacy customers for license expansion rights (required to install on a larger or an additional computer base); (iii) budgeting cycles of our potential customers; (iv) changes in the mix of software products and services sold; and (v) software defects and other product quality problems.  Additionally, maintenance renewals have accounted for a significant portion of our revenue; however, there can be no assurance that we will be able to sustain current renewal rates in the future.  Cancellations of licenses or maintenance contracts could reduce our revenues and harm our operating results.  In particular, our maintenance contracts with customers terminate on an annual basis.  Substantial cancellations of maintenance agreements, or a substantial failure to renew these contracts, would reduce our revenues and harm our operating results.

Critical Accounting Policies

          The Company’s discussion and analysis of its financial conditions and results of operations are based upon its financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP).  The preparation of these financial statements requires that management make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.  Critical accounting policies, in which different judgments and estimates by our management could materially affect our reported condition and results of operations, include estimating the allowance for doubtful accounts, deferral of software cost, valuation of intangibles, deferred tax assets and revenue recognition.

Allowance for Doubtful Accounts

          Our allowance for doubtful accounts relates to customer accounts receivable.  The allowance for doubtful accounts is an estimate prepared by management based on identification of the collectibility of specific accounts and the overall condition of the receivable portfolios.  We specifically analyze customer receivables, as well as analyze historical bad debts, customer credits, customer concentrations, customer credit-worthiness, current economic trends, and changes in customer payment terms, when evaluating the adequacy of the allowance for doubtful accounts.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  Likewise, should we determine that we would be able to realize more of our receivables in the future than previously estimated, an adjustment to the allowance would increase income in the period such determination was made.  The allowance for doubtful accounts is reviewed on a quarterly basis and adjustments are recorded as deemed necessary.  Management believes that the current estimate of allowances for doubtful accounts recorded as of March 31, 2003, adequately covers any potential credit risks.

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

          SFAS No. 86 requires that, at each balance sheet date, the unamortized capitalized costs of a computer software product (including acquired software technology) be compared to the net realizable value of that product.  The amount by which the unamortized capitalized costs of a computer software product exceed the net realizable value of that asset are written off.  The net realizable value is determined based on the estimated future gross revenues from the software product reduced by the estimated future costs of completing and disposing of such product, including the costs of performing maintenance and providing customer support required to satisfy the Company’s responsibility set forth at the time of sale.  Had different assumptions or criteria been used to evaluate and measure the estimated future gross revenues and costs, our assessment of the potential impairment and the recoverability of the asset could have been materially different.

Valuation of Intangibles

          We assess the impairment of goodwill and other intangible assets annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors that we consider important which could trigger an impairment review include: (i) significant under performance relative to historical or expected future operating results; (ii) significant changes in the manner or use of the acquired assets or the strategy for our overall business; (iii) significant negative industry trends; and (iv) economic trends or a decline in our stock price for a sustained period.

          If we determine that the carrying value of intangible assets, exclusive of identifiable goodwill, may not be recoverable based upon the existence of one or more of the above indicators of impairment, we assess the recoverability of the intangibles by determining whether the carrying value of the intangible assets can be recovered through undiscounted future operating cash flows.  The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate commensurate with the risk inherent in our current business model.  Had different assumptions or criteria been used to evaluate and measure the undiscounted future operating cash flows related to the intangible assets, our assessment of the potential impairment and the recoverability of the asset could have been materially different.  As of March 31, 2003, the carrying value of intangible assets, exclusive of identifiable goodwill, was zero.

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

Deferred Tax Assets

          We are required to estimate income taxes in each of the jurisdictions in which we operate.  This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities.  We must assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent that we believe recovery is not likely, we must establish a valuation allowance.  We provided a valuation allowance of $9.2 million against our entire net deferred tax asset as of March 31, 2003.  The valuation allowance was recorded given the losses we had incurred through March 31, 2003 and the uncertainties regarding our future operating profitability and taxable income.

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

Results of Operations

Revenue

          Licenses and products revenue for the three-month period ended March 31, 2003 decreased 50% to $644,000, from $1.3 million in the comparable period in 2002.  The softness in the overall IT spending environment due to the economic and geopolitical uncertainties that exist continued to challenge us in the first quarter of 2003.  Additionally, our sales engagement process requires our direct sales consultants to explore each organization’s asset management goals and business drivers prior to delivering a solution plan.  The time investment devoted to each sale opportunity coupled with our limited resources associated with a small direct domestic sales force have limited the number of active opportunities our sales consultants can effectively work.  Licenses and products revenue include the sales of our ITAM product line, which consists of Asset Insight and Enterprise Insight, and product upgrades and add-ons of AM:PM and our traditional mainframe product, Arbiter.  Asset Insight licenses and products revenue contributed $440,000, or 68% of total licenses and products revenue, in 2003 down from $1.1 million, or 84%, in 2002.  Revenue from Enterprise Insight contributed $104,000, or 16% of total licenses and products revenue, in 2003. There were no Enterprise Insight sales in the comparable period in 2002.  Revenue from AM:PM and our traditional mainframe products was $100,000, or 16% of total licenses and products revenue, in 2003 compared to $212,000 in 2002.  Because we have focused our efforts on our core ITAM offerings and away from automated software distribution and the traditional mainframe product lines, we expect little, if any, future AM:PM and Arbiter license revenue.

          Services revenue for the three-month period ended March 31, 2003 decreased 12% to $1.6 million in 2003 from $1.8 million in 2002.  Services revenue includes post-contract customer support (“PCS”) agreements, expert asset management consulting services, and training and support services not otherwise covered under maintenance agreements.  PCS includes telephone support, bug fixes, and rights to upgrades on a when-and-if available basis.  Consulting services consist primarily of implementation services performed on a time and material basis for the installation of our software products, best practices and implementation services, and on-site training services.  PCS revenue from sales of the ITAM product line was $1.2 million in 2003 and 2002.  AM:PM and Arbiter PCS revenue and maintenance decreased 27% to $272,000 in 2003 from $374,000 in 2002.  We expect the trend of declining AM:PM and Arbiter PCS revenue and maintenance renewals to continue for reasons noted above.  Our consulting services revenue decreased 52% to $118,000 in 2003 from $248,000 in 2002 reflecting the reduced spending environment that exists for IT products and services and lower revenue for new licenses and products in the past two quarters.  We are seeing an increased demand for our professional services as the result of existing customers preparing for the recent product release upgrade and the professional service component associated with two recent Enterprise Insight sales.  Current consulting services backlog (open customer POs for service but not yet scheduled by the customers) is $240,000.  A key part of our strategy will be the continued delivery of expert asset management services.  If we are unable to meet customers’ service requests with internal resources (due to limited capacity or business expertise), we will endeavor to partner with our resellers and other third-party service providers for additional support.  There can be no assurance that we will be able to effectively maintain this new focus on providing consulting services.  Our failure to implement solutions that address customers’ requirements and provide timely and cost-effective customer support and service could have a material adverse effect on our future business, operating results, and financial condition.

Cost of Revenue

          Cost of licenses and products includes the costs related to the distribution of licensed software products.  The principal materials and components used in our software products are CD-ROMs with documentation and occasionally hard copy installation guides.  We occasionally use third-party vendors to print user manuals, packaging and related materials.  All of the CD-ROM duplication is done at our distribution facility located in our corporate headquarters. Cost of licenses and products is relatively immaterial in relation to the associated revenue.  Cost of licenses and products was $13,000 for the three-month period ended March 31, 2003, and $16,000 in the comparable period in 2002.  Cost of licenses and products as a percentage of licenses and products revenue was 2% and 1% in 2003 and 2002, respectively.

          Cost of services reflects the cost of the direct labor force, including the associated personnel, travel and subsistence, and occupancy costs incurred in connection with providing consulting and maintenance services.  Cost of services for the three-month period ended March 31, 2003 decreased 37% to $281,000, down from $444,000 for the comparable period in 2002.  The overall decrease in cost of services is primarily the result of reduced travel related costs resulting from the lower consulting services revenue in 2003 and lower spending on personnel and related costs as well as reduced fixed and variable facilities cost resulting from last years restructuring initiatives.  During 2002, we effected a restructuring plan designed to reduce our cost structure by consolidating our development staff and closing a facility located in Malvern, Pennsylvania, downsizing our corporate facility, and reducing our workforce.  Because of the above-noted explanations, the cost of services as a percentage of services revenue in 2003 decreased to 17% from 24% in 2002.

          Software development costs are accounted for in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.”  We capitalize certain software development costs incurred to develop new software or to enhance our existing software.  Such capitalized costs are amortized on an individual product basis commencing when a product is generally available for release.  Costs incurred prior to the establishment of technological feasibility are charged to research and development expense.  Amortization of software development costs is provided on a product-by-product basis over the estimated economic life of the software, not to exceed three years, using the straight-line method.  In 2001, we expended $3.5 million for the acquisition of software technology in connection with the purchase of the Wyzdom technology.  Amortization of acquired software technology is provided using the straight-line method over an estimated useful life of four years.  For the three-month period ended March 31, 2003, amortization of software development costs and acquired software technology was $443,000 down from $579,000 in 2002.   We expect amortization of software development costs and acquired software technology to increase in the near future due to our release of Asset Insight v5 and Enterprise Insight v4 to customers in April 2003

Sales and Marketing

          Sales and marketing expenses consist principally of salaries, commissions, and benefits for sales, marketing, and channel support personnel, and the costs associated with product promotions and related travel.  Sales and marketing expenses for the three-month period ended March 31, 2003 decreased 36% to $820,000, down from $1.3 million in the comparable period in 2002, principally as a result of lower spending on personnel and related costs as well as reduced fixed and variable facilities costs resulting from last year’s restructuring initiatives noted above.  Sales and marketing expenses as a percentage of revenue improved to 36% for the three-month period ended March 31, 2003, from 41% in the comparable period in 2002.  As noted earlier, our sales engagement process requires our direct sales consultants to explore each customer organization’s asset management goals and business drivers prior to delivering a solution plan.  This process requires the efforts of experienced sales personnel, as well as specialized consulting professionals.  The time investment devoted to each sale opportunity coupled with a small direct domestic sales force has limited the number of active opportunities our sales consultants can effectively work.  In 2002, we started a process of evaluating every member of our direct sales force to determine whether they have the necessary skills.  We have taken action, and may be required to take further action, where necessary to upgrade or replace skill sets, as well as invest in a larger sales force, in order to generate higher levels of sales activity.  If we are unable to successfully expand our sales force or hire sales personnel in the future and train them in the use of our products, our business, operating results, and financial conditions could be harmed.

General and Administrative

          General and administrative expenses consist principally of salaries and benefit costs for administrative personnel, general operating costs, legal, accounting and other professional services.  General and administrative expenses for the three-month period ended March 31, 2003 decreased 24% to $453,000, down from $593,000 in the comparable period in 2002.  The reduction in costs in 2003 was primarily the result of lower spending on personnel and related costs as well as reduced fixed and variable facilities cost resulting from last year’s restructuring initiatives noted above, lower reserve charge for bad debts reflecting improved accounts receivable collections and lower revenue levels, offset in part by the higher governance cost associated with being a public company.  For the three-month period ended March 31, 2003, as a percentage of total revenue, general and administrative expenses was 20% as compared to 19% in 2002.

Research and Development

          Research and development expenses consist primarily of salaries and benefits for the software development and technical support staff and, to a lesser extent, costs associated with independent contractors.  Gross expenditures for research and development for the three-month period ended March 31, 2003 decreased 43% to $537,000 down from $946,000 in the comparable period in 2002.  As a percentage of revenue, research and development costs decreased to 24% in 2003, down from 30% in 2002. The reduction in costs in 2003 was primarily the result of lower spending on personnel and related costs as well as reduced fixed and variable facilities costs resulting from last years restructuring initiatives noted above.  In accordance with the provisions of SFAS No. 86, we capitalize certain software development costs incurred to develop new software or to enhance our existing software.  For the three-month period ended March 31, 2003, we capitalized and deferred development costs of $341,000, or 64% of gross research and development costs, compared to $460,000, or 49% of gross research and development costs, in 2002.  The higher deferral rate in 2003 is the result of the significant development and quality assurance efforts directed towards the completion and release of Asset Insight v5 and Enterprise Insight v4 during the three-month period ended March 31, 2003.  As a result of rapid technological change in the industry, our position in existing markets can be eroded rapidly by product advances.  The lifecycles of our products are difficult to estimate. Our growth and future financial performance depend in part upon our ability to improve existing products and develop and introduce new products that keep pace with technological advances, meet changing customer needs, and respond to competitive products.  If we cannot compete effectively in our markets by offering products that are comparable in functionality, ease of use, and price to those of our competitors, our revenues will decrease, and our operating results will be adversely affected.  Many of our current and potential competitors have substantially greater financial, technical, marketing, and other resources than we have.  As a result, they may be able to devote greater resources than we can to the development, promotion, and sale of their products and may be able to respond more quickly to new or emerging technologies and changes in customer needs.  As such, we will continue to commit substantial resources to research and development efforts in the future.

Depreciation and Amortization

          The following table provides a summary by category of the charges to depreciation and amortization (excluding deferred software development costs) for the three-month periods ended March 31, 2003 and 2002 (in thousands):

	2003	2002

Depreciation	$31	$38
Amortization of other intangibles:	38	47

Total depreciation and amortization	$69	$85

          Depreciation of property and equipment is provided using the straight-line method over estimated useful lives ranging from three to seven years.

          Amortization of other intangibles associated with the purchase of the Wyzdom technology is provided using the straight-line method over an estimated useful life of two years.

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

          Amortization of software development costs (which includes amortization of acquired software technology) is provided on a product-by-product basis over the estimated economic life of the software, not to exceed three years, using the straight-line method.  In accordance with the provisions of SFAS No. 86, included in cost of revenue is amortization of software development costs of $443,000 and $579,000 in 2003 and 2002, respectively.

Other Expense, Net

          Other expense, net consists primarily of interest expense.  Interest expense, resulting principally from borrowing under our Revolving Note, the Safeguard Demand Note, and the TBBH Demand Note, decreased to $36,000 for the three-month period ended March 31, 2003, from $78,000 in the comparable period in 2002, due to reduced borrowings and a lower interest rate environment.  Included in the interest expense for 2003 is a realized gain of $2,000 associated with the movements in foreign currency exchange rates.

Provision for Income Taxes

          There was no provision for income taxes for the three-month periods ended March 31, 2003 and 2002 due to the net losses incurred.  At December 31, 2002, the Company had net operating loss carryforwards of approximately $29.3 million, which are available to offset future federal taxable income and expire in various amounts from 2003 through 2022.

Net Loss

          We have incurred substantial losses in recent years, and predicting our future operating results is difficult.  If we continue to incur losses, if our revenues continue to decline, or if our expenses increase without commensurate increases in revenues, our operating results will suffer and the price of our common stock may fall.  For the three-month period ended March 31, 2003, we incurred a net loss of $48,000, or $0.01 per share (after giving effect to preferred dividend), compared to a net loss of $485,000, or $0.02 per share (after giving effect to preferred dividend), in 2002.  Although we experienced a decrease in revenues for the three-month period ended March 31, 2003 when compared to 2002, as a result of the cost savings associated with our 2002 restructuring initiatives, we were able to decrease our net loss.

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

Liquidity and Capital Resources

          As of March 31, 2003, we had $596,000 of cash on hand, $1.9 million in gross trade receivables, and $1.35 million of borrowing capacity on our revolving note with Safeguard.  In the past we have funded our operations through borrowings under a credit facility with Safeguard and cash generated from operations.  However, the recent trend of operating losses and inconsistent revenue trends may require us to seek other sources of capital.

          Our operating activities provided cash of $1.2 million for the three-month period ended March 31, 2003 and $174,000 during the comparable period in 2002.  Net cash provided by operating activities in 2003 consisted primarily of the net loss of $48,000, adjusted for $522,000 of non-cash charges to operations and the change in operating assets and liabilities.  Changes in operating assets and liabilities provided $704,000 in cash for the three-month period ended March 31, 2003 primarily related to the decrease in our accounts receivable balances.  Net cash provided by operating activities for the three-month period ended March 31, 2002 consisted primarily of the net loss of $421,000, adjusted for $807,000 of non-cash charges to operations and the change in operating assets and liabilities.  Changes in operating assets and liabilities used cash of $212,000 in the comparable period of 2002.

          Investing activities used cash of $350,000 and $451,000 in the three-month periods ended March 31, 2003 and 2002, respectively, principally representing capitalized software development costs.  In accordance with SFAS No. 86, we capitalized and deferred development costs of $341,000, or 62% of gross research and development costs, in 2003, and $460,000, or 48%

of gross research and development costs, in 2002.  Net cash used in investing activities reflects our continued and ongoing investment associated with our commitment to develop, enhance, and improve our ITAM product line.  Our business is not capital asset intensive, and capital expenditures in any year normally would not be significant in relation to our overall financial position.  Generally, our capital expenditures relate to information technology hardware and software purchases.  Capital expenditures were approximately $9,000 for the three-month period ended March 31, 2003, as compared to $14,000 in the first three months of 2002.  We currently expect our capital expenditure requirements in 2003 to be in a range of $200,000 to $250,000.

          Financing activities used cash of $650,000 in the three-month period ended March 31, 2003.  As result of the improvements in our net cash performance from operating activities, we were able to reduce our borrowings under our Safeguard revolving note by $650,000 during the three-month period ended March 31, 2003.  There were no exercises of employee stock options due to our stock price level.

Contractual Obligations

          Our contractual obligations consist of non-cancelable operating leases for facilities and equipment, debt financing, and cumulative dividend requirements on the Series F Convertible Preferred Stock.  The following table summarizes our contractual obligations as of March 31, 2003 with management’s estimate of payments based upon existing contractual terms:

	Payments Due by Periods (in thousands)

Contractual Obligations	Total	Less than 1 Year	1-3 Years	After 3 Years

Operating leases	$566	$377	$189	$—
Revolving Note	—	—	—	—
Safeguard Demand Note	650	—	650	—
TBBH Demand Note	1,200	—	1,200	—
Series F Convertible Preferred Stock dividends	545	—	—	545

	$2,961	$377	$2,039	$545

          We lease our corporate office facility and certain equipment under several non-cancelable operating lease agreements that expire at various times through 2005.  Our facility lease contains fixed rental increases over the life of the lease.  Net rental expense under these leases for the periods ended March 31, 2003 and 2002 totaled approximately $93,000 and $276,000, respectively.

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

          Safeguard is the holder of all 3,000 shares of our Series F Convertible Preferred Stock (“Series F Shares”).  The Series F Shares are entitled to a cumulative quarterly dividend, when and if declared by the board, at a rate per share equal to 2% of the issuance price per quarter.  At March 31, 2003, dividends in arrears on the Series F Shares were approximately $545,000.

          As stated above, Safeguard has agreed to assist in funding our projected cash requirements by providing a $1.35 million line of credit, of which there are no borrowings as of May 9, 2003.  Although operating activities may provide cash in certain periods, we anticipate that our operating and investing activities may use additional cash.  Consequently, operations may require us to obtain additional equity or debt financing.  However, we have no present understanding, commitment, or agreement with respect to any such transaction.  Accordingly, there can be no assurance that we will have access to adequate debt or equity financing or that, if available, it will be under terms and conditions satisfactory to us or which may not be dilutive.

Risk Factors

          In addition to other information in this Quarterly Report on Form 10-Q, the following risk factors should be carefully considered in evaluating Tangram and our business because such factors currently may have a significant impact on Tangram’s business, operating results and financial condition.  As a result of the risk factors set forth below and elsewhere in this Form 10-Q, and the risks discussed in Tangram’s other Securities and Exchange Commission filings including our Annual Report on Form 10-K for our fiscal year ended December 31, 2002, actual results could differ materially from those projected in any forward-looking statements.  Moreover, the risks and uncertainties described below are not the only ones facing us.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.  If any of the following risks actually occur, our business could be materially harmed.  In that event, the trading price of our common stock could decline.

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

          The significant downturn in the U.S. and worldwide economies during the past 18 months has negatively affected our revenues and operations.  As companies experience economic downturns, they often delay or cease spending on capital assets and IT infrastructure (including software and related services).  We expect this economic downturn to continue, but are uncertain as to its future severity and duration.  In the future, fears of global recession, war and additional acts of terrorism may continue to impact global economies negatively.  We believe that these conditions, as well as the decline in worldwide economic conditions, have led our current and potential customers to reduce their IT spending.  If these conditions worsen, demand for our products and services may be further reduced as a result of continued decreased spending on IT products such as ours.

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

          The market for our products is intensely competitive and diverse, and the technologies for our products can change rapidly.  New products are introduced frequently and existing products are continually enhanced.  Historically, we have encountered competition from a number of sources, including system management and infrastructure management companies.  Vendors of system management software and infrastructure management offerings continue to enhance their products to include functionality that was provided by asset tracking and low-end discovery tool software.  Even though the asset tracking functionality provided as standard features of asset management and infrastructure management software is more limited than that of our Asset Insight products, there can be no assurance that a significant number of potential customers would not elect to accept such functionality in lieu of purchasing additional software.  While we believe we maintain a strong competitive advantage in functionality and features, this emergence of asset management software and infrastructure management offerings is having the effect of extending our sales cycle, as well as creating pressure on us to reduce prices for our Asset Insight product line.

          Competitors vary in size and in the scope and breadth of software and services offered.  There are many vendors in the infrastructure management market, which includes asset tracking and asset management.  This has created confusion and overlap among vendors, such as Peregrine, Altiris, MRO/MainControl, Computer Associates, and Tally.  Additionally, systems management suites provide auto-discovery features that overlap with our offerings.  These vendors include Microsoft’s SMS, Hewlett-Packard’s OpenView, and Computer Associates’ Unicenter.  In the mid-sized asset tracking market, Asset Insight express competes with low-end discovery tools, such as AssetMetrix, Blue Ocean’s TrackIT, Centennial Discovery, and Eracent’s EnterpriseAM.  We also face competition from numerous start-up and other entrepreneurial companies offering products that compete with the functionality offered by one or more of our asset management products and the internal information technology departments of those companies with asset management needs.

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

          In order to grow our business, increase our revenues, and improve our operating results, we believe we must continue to expand internationally.  We have expanded our European and Pacific Rim sales initiatives by establishing agreements with nine distributors that are marketing our Asset Insight and Enterprise Insight solutions in the United Kingdom, Germany, Ireland, Scandinavia, Switzerland, Italy, Portugal, the Benelux countries, Spain, Australia, New Zealand, Hong Kong, and Singapore.  We carefully select distributors that share our customer-centric philosophy and are committed to selling Tangram’s solutions as their exclusive ITAM offerings.  If we expend substantial resources while pursuing an international strategy and we are not successful, our revenues will fall short of our expectations, and our operating results will suffer.  International expansion will require significant management attention and financial resources, and we may not be successful in expanding our international operations.  Additionally, we have limited experience in developing local language versions of our products or in marketing our products to international customers.  We may not be able to successfully translate, market, sell, and deliver our products internationally.

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

          Even if we are successful in expanding our operations internationally, conducting business outside North America poses many risks that could adversely affect our operating results.  In particular, we may experience gains and losses resulting from fluctuations in currency exchange rates, for which hedging activities may not adequately protect us.  To date, the majority of our international revenue has been denominated in United States currency; therefore, we have not experienced any significant currency fluctuations.  During the period ended March 31, 2003, approximately 0.4% of the U.S. dollar value of our invoices were denominated in currencies other than the United States dollar.  For the year ended December 31, 2002, approximately 1.9% of the U.S. dollar value of our invoices were denominated in currencies other than the United States dollar.  Accordingly, we have minimal exposure to adverse movements in foreign currency exchange rates.  However, future exchange rate risks can have an adverse effect on our ability to sell our products in foreign markets.  Since we sell our products in U.S. dollars, our sales could be adversely affected by declines in foreign currencies relative to the dollar, thereby making our products more expensive in local currencies.  If we are to sell our products in local currencies, we could be competitively unable to change our prices to reflect exchange rate changes.  Additional risks we face in conducting business internationally include longer payment cycles, difficulties in staffing and managing international operations, problems in collecting accounts receivable, and the adverse effects of tariffs, duties, price controls, or other restrictions that impair trade.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

          We are exposed to market risk from changes in interest rates.  Such changes in interest rates impact interest cost on our interest rate-sensitive liabilities.  Interest rate-sensitive liabilities are assumed to be those for which the stated interest rate is not contractually fixed for the next 12-month period.  Thus, liabilities that have a market-based index, such as the prime rate, are rate sensitive.  As of May 9, 2003, the only interest rate-sensitive liabilities are the Revolving Note, the Safeguard Demand Note, and the TBBH Demand Note.  Assuming a hypothetical, immediate 100 basis point increase in the interest rate, our interest expense over the following 12-month period would be increased by approximately $23,000.  The hypothetical model prepared by us assumes that the balance of interest rate-sensitive liabilities fluctuates based on our anticipated borrowing levels over the next 12-month period.  Thus, this model represents a static analysis, which cannot adequately portray how we would respond to significant changes in market conditions.  Furthermore, the analysis does not necessarily reflect our expectations regarding the movement of interest rates in the near term, including the likelihood of an immediate 100 basis point change in the interest rates nor the actual effect on interest cost if such a rate change were to occur.  We have not historically used financial instruments to hedge interest rate exposure, do not use financial instruments for trading purposes, and are not a party to any leveraged derivatives.

Foreign Currency Risk

          Our business is principally transacted in United States currency.  The majority of international revenue has been denominated in United States currency; therefore, we have not experienced any significant currency fluctuations.  During the period ended March 31, 2003, approximately 0.4% of the U.S. dollar value of our invoices were denominated in currencies other than the United States dollar.  Accordingly, we have minimal exposure to adverse movements in foreign currency exchange rates.  This exposure is primarily related to local currency denominated revenue and operating expenses in the United Kingdom.  We will continue to assess our need to hedge currency exposures on an ongoing basis and if we are successful in growing our international revenues.  However, as of March 31, 2003, we had no hedging contracts outstanding.

Item 4. Controls and Procedures

          Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

99.1

Certification of Norman L. Phelps, President and Chief Executive Officer of Tangram Enterprise Solutions, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2

Certification of John N. Nelli, Senior Vice President and Chief Financial Officer of Tangram Enterprise Solutions, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K

          On February 14, 2003, the registrant filed with the Commission a Current Report on Form 8-K, dated February 13, 2003, to report that the registrant had modified the terms of its $3 million unsecured revolving line of credit with Safeguard Scientifics, Inc. and its $1.2 million unsecured non-interest bearing Promissory Note to TBBH Investments Europe AG (“TBBH”) (the successor in interest to Axial Technology Holding AG).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TANGRAM ENTERPRISE SOLUTIONS, INC.

Date May 9, 2003	/s/ JOHN N. NELLI

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

Date: May 9, 2003

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

Date: May 9, 2003

/s/ JOHN N. NELLI

John N. Nelli Senior Vice President and Chief Financial Officer (Principal Financial Officer)