Form 10-Q
period 2003-06-30
TANGRAM ENTERPRISE SOLUTIONS INC
filed 2003-08-14
CIK 804121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

The number of outstanding shares of Common Stock, $0.01 par value per share, as of August 13, 2003 was 19,802,439.

TANGRAM ENTERPRISE SOLUTIONS, INC.

Tangram Enterprise Solutions, Inc.

Balance Sheets

(in thousands, except share amounts)

	June 30, 2003	December 31, 2002
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$746	$418
Accounts receivable, net of allowance of $268 and $220 in 2003 and 2002, respectively	1,950	2,671
Other	323	296

Total current assets	3,019	3,385

Property and equipment:
Computer equipment and software	914	902
Office equipment and furniture	223	218
Leasehold improvements	37	37

	1,174	1,157
Less accumulated depreciation and amortization	(1,114)	(1,057)

Total property and equipment	60	100

Other assets:
Acquired software technology, net accumulated amortization of $1,536 and $1,244 in 2003 and 2002, respectively	1,217	1,509
Deferred software costs, net accumulated amortization of $2,322 and $1,671 in 2003 and 2002, respectively	3,219	3,472
Cost in excess of net assets of business acquired	1,415	1,415
Other intangibles, net accumulated amortization of $373 and $335 in 2003 and 2002, respectively	—	38
Other	15	15

Total other assets	5,866	6,449

Total assets	$8,945	$9,934

Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt—shareholder	$—	$467
Accounts payable	219	336
Accrued expenses	550	724
Deferred revenue	3,317	3,281

Total current liabilities	4,086	4,808

Long-term debt—shareholders	1,807	1,954
Other liabilities	664	542

Shareholders’ equity:
Convertible preferred stock—Series F, par value $0.01, $1,000 stated value, 3,000 shares authorized, designated, issued and outstanding (aggregate liquidation preference of $3,616 in 2003 and $3,475 in 2002)	—	—
Common stock, par value $0.01, authorized 48,000,000 shares, 19,802,439 issued and outstanding in 2003 and 2002, respectively	198	198
Additional paid-in capital	50,525	50,525
Accumulated deficit	(48,335)	(48,093)

Total shareholders’ equity	2,388	2,630

Total liabilities and shareholders’ equity	$8,945	$9,934

See accompanying notes.

Tangram Enterprise Solutions, Inc.

Statements of Operations

(in thousands, except per share amounts)

	Three months ended June 30
	2003	2002
	(unaudited)
Revenue:
Licenses and products	$791	$827
Services	1,822	1,744

Total revenue	2,613	2,571

Cost of revenue:
Cost of licenses and products	15	16
Cost of services	301	378
Amortization of software cost	671	517

Total cost of revenue	987	911

Gross profit	1,626	1,660

Operating expenses:
Sales and marketing	924	1,490
General and administrative	402	420
Research and development	298	454
Depreciation and amortization	26	85
Restructuring charge	—	309

Total operating expenses	1,650	2,758

Loss from operations	(24)	(1,098)
Other expense, net	(30)	(29)

Loss before income taxes	(54)	(1,127)
Provision for income taxes	—	—

Net loss	$(54)	$(1,127)

Per share calculation:
Net loss	$(54)	$(1,127)
Preferred stock dividend	(71)	(65)

Net loss available to common shareholders	$(125)	$(1,192)

Loss per common share-
Basic and diluted	$(0.01)	$(0.06)

Weighted average number of common shares outstanding-
Basic and diluted	19,802	19,802

See accompanying notes.

Tangram Enterprise Solutions, Inc.

Statements of Operations

(in thousands, except per share amounts)

	Six months ended June 30
	2003	2002
	(unaudited)
Revenue:
Licenses and products	$1,435	$2,125
Services	3,441	3,593

Total revenue	4,876	5,718

Cost of revenue:
Cost of licenses and products	29	32
Cost of services	582	823
Amortization of software cost	1,114	1,095

Total cost of revenue	1,725	1,950

Gross profit	3,151	3,768

Operating expenses:
Sales and marketing	1,744	2,776
General and administrative	855	1,014
Research and development	494	940
Depreciation and amortization	95	170
Restructuring charge	—	309

Total operating expenses	3,188	5,209

Loss from operations	(37)	(1,441)
Other expense, net	(65)	(107)

Loss before income taxes	(102)	(1,548)
Provision for income taxes	—	—

Net loss	$(102)	$(1,548)

Per share calculation:
Net loss	$(102)	$(1,548)
Preferred stock dividend	(140)	(129)

Net loss available to common shareholders	$(242)	$(1,677)

Loss per common share-
Basic and diluted	$(0.01)	$(0.09)

Weighted average number of common shares outstanding-
Basic and diluted	19,802	19,674

See accompanying notes.

Tangram Enterprise Solutions, Inc.

Statements of Cash Flows

(in thousands)

	Six months ended June 30
	2003	2002
	(unaudited)
Operating activities
Net loss	$(102)	$(1,548)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	57	84
Amortization	1,151	1,188
Non cash interest expense	36	53
Reserve for doubtful accounts	48	(52)
Other	(18)	20
Cash provided by (used in) changes in working capital items:
Accounts receivable and other current assets	646	2,988
Accounts payable	(117)	101
Accrued expenses	(174)	(1,100)
Deferred revenue	36	(897)

Net cash provided by operating activities	1,563	837

Investing activities
Deferred software costs	(568)	(838)
Expenditures for property and equipment	(17)	(15)
Decrease in other assets	—	12

Net cash used in investing activities	(585)	(841)

Financing activities
Net (repayments) borrowings on notes payable from shareholders	(650)	500

Net cash (used in) provided by financing activities	(650)	500

Net increase in cash and cash equivalents	328	496
Cash and cash equivalents, beginning of period	418	322

Cash and cash equivalents, end of period	$746	$818

Supplemental disclosure of non-cash activities
Cash paid during the period for interest	$17	$3
Issuance of stock to repay debt	$—	$300

See accompanying notes.

Tangram Enterprise Solutions, Inc

Notes to the Financial Statements

(Unaudited)

Note 1. Organization and Description of Business

Tangram Enterprise Solutions, Inc. (the “Company”) develops and markets lifecycle IT asset management software for large and midsize organizations across all industries, in both domestic and international markets. IT asset management is the process of controlling hardware and software assets throughout their lifecycle—from procurement, through daily operations, through final disposal. While asset management is primarily a business practice, it is supported by repository technology that consolidates diverse financial, contractual, ownership, and physical asset data. Tangram’s core business strategy and operating philosophy focus on delivering world-class customer care, providing phased asset management solutions that are tailored to our customers’ evolving business needs, and maintaining a leading-edge technical position that results in long-term customer loyalty and sustained shareholder value. The Company operates in the software industry, which is characterized by intense competition, rapid technological advances and evolving industry standards. Factors that could affect the Company’s future operating results and cash flows and cause actual results to vary materially from expectations include, but are not limited to, dependence on an industry that is characterized by rapid technological changes, fluctuations in end-user demands, evolving industry standards, and risks associated with a market that is intensely competitive. Failure by the Company to anticipate or respond adequately to technological developments in its industry, new competitive offerings or participants, changes in customer requirements or changes in industry standards could have a material adverse effect on the Company’s business and operating results.

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

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the statements have been included. The interim operating results are not necessarily indicative of the results that may be expected for a full fiscal year. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the financial statements and accompanying footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

Key estimates in the accompanying financial statements include, among others, allowances for doubtful accounts receivable, deferral of software cost, valuation of intangibles, valuation allowances against deferred income tax assets, and revenue recognition.

Revenue Recognition

In October 1997, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 97-2 “Software Revenue Recognition”, as amended in March 1998 by SOP 98-4 and October 1998 by SOP 98-9. These SOPs provide guidance on applying accounting principles generally accepted in the United States in recognizing revenue on software transactions. The Company adopted SOP 97-2 for software transactions entered into beginning January 1, 1998. Based on the current requirements of the SOPs, application of these statements did not have a material impact on the Company’s revenue recognition policies. However, AcSEC is currently reviewing further modifications to the SOP with the objective of providing more definitive, detailed implementation guidelines. This guidance could lead to unanticipated changes in the Company’s operational and revenue recognition practices.

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

The Company licenses its products primarily under perpetual licenses. The Company recognizes revenue from licensing of software products to an end user when 1) persuasive evidence of an arrangement exists; 2) the software product has been delivered to the customer, provided there are no uncertainties surrounding product acceptance; 3) fees are fixed or determinable, and 4) collectibility is probable. For software arrangements involving multiple elements, such as software products, technical support (post contract support, or PCS), installation and training, revenue is allocated to each element based on the relative fair values of the elements. The fair value of an element is based on vendor-specific objective evidence (“VSOE”). The Company establishes VSOE based on the price charged when the same element is sold separately. If VSOE of all undelivered elements exists but VSOE does not exist for one or more delivered elements, then revenue is recognized using the residual method. Revenue associated with period or subscription licenses is recognized using the straight-line method over the period that the software rights or services are provided. For licensing of our software through indirect sales channels, revenue is recognized when the software is sold by the reseller, VAR or distributor to an end user customer. The Company’s resellers do not have any rights of return beyond the standard warranty that runs concurrent with post-contract support services. The Company considers all arrangements with payment terms longer than our normal business practice (payment terms that do not extend beyond 12 months) not to be fixed or determinable and revenue is recognized when the fee becomes due. If collectibility is not considered probable for reasons other than extended payment terms, revenue is recognized when the fee is collected. Service arrangements are evaluated to determine whether the services are essential to the functionality of the software. Revenue is recognized using contract accounting for arrangements involving customization or modification of the software or where software services are considered essential to the functionality of the software. Revenue from these software arrangements is recognized using the percentage-of-completion method with progress-to-complete measured using labor cost inputs.

The Company derives services revenue primarily from post contract support (“PCS”), consulting, training and user training conferences. PCS is recognized using the straight-line method over the period that the PCS is provided, generally one year and once collectibility is assured. Revenue from training arrangements or seminars and from consulting services is recognized as the services are performed or seminars are held.

Impairment of Long-Lived Assets and Identifiable Intangible Assets

The Company accounts for long-lived assets pursuant to Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” The Company evaluates its property and equipment, certain intangible assets and other long-lived assets for impairment and assesses their recoverability based upon anticipated future cash flows. If changes in circumstances lead Company management to believe that any of its long-lived assets may be impaired, the Company will (a) evaluate the extent to which the remaining book value of the asset is recoverable by comparing the future undiscounted cash flows estimated to be associated with the asset to the asset’s carrying amount and (b) write-down the carrying amount to market value or discounted cash flow value to the extent necessary. As of June 30, 2003, management did not consider any of the Company’s long-lived assets to be impaired.

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

SFAS No. 86 requires that at each balance sheet date, the unamortized capitalized costs of a computer software product be compared to the net realizable value of that product. The amount by which the unamortized capitalized costs of a computer software product exceed the net realizable value of that asset shall be written off. The net realizable value is determined based on the estimated future gross revenues from that product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and customer support required to satisfy the Company’s responsibility set forth at the time of sale. As of June 30, 2003, management did not consider any of the unamortized capitalized costs of computer software to be impaired.

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

The Company adopted the provisions of SFAS No. 142 on its effective date, and as a result, the Company ceased amortization of goodwill on January 1, 2002. In lieu of amortization, the Company was required to perform an initial impairment review of goodwill in 2002 and an annual impairment review thereafter. SFAS No. 142 requires the Company to test goodwill for impairment at a level referred to as a reporting unit. The Company operates in a single industry and is engaged in the design and sale of a limited number of software products; therefore, management believes the Company meets the definition of a single reporting unit. SFAS No. 142 requires that if the fair value of the reporting unit is less than its carrying amount, the goodwill is considered potentially impaired and a loss is recognized to the extent its carrying value exceeds its implied fair value. To determine fair value, management used the quoted market price of the Company’s common stock. The required initial benchmark evaluation and the annual impairment review were performed in January 2002 and 2003, respectively, resulting in no impairment in the value of the Company’s goodwill and any related intangibles.

Income taxes

The Company utilizes the liability method of accounting for income taxes, as set forth in SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 prescribes an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements. Deferred tax assets are recognized, net of any valuation allowance, for deductible temporary differences and operating loss and tax credit carryforwards. A valuation allowance is provided when it is considered more likely than not that some or all of the deferred tax assets may not be realized. As of June 30, 2003 and December 31, 2002, the Company had a valuation allowance against the entire net deferred tax asset.

Stock-Based Compensation

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. The Company has elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25 (or APB 25), “Accounting for Stock Issued to Employees,” to account for employee stock options. Under APB 25, no compensation expense is recognized unless the exercise price of our employee stock options is less than the market price of the underlying stock on the date of grant. The

Company has not recorded such expenses in the periods presented because it grants options at the fair market value of the underlying stock on the date of grant.

The Company has granted incentive and non-qualified stock options to employees and directors under three outstanding stock option plans: the 1988 Stock Option Plan (the “1988 Plan”), the Stock Option Plan for Directors (the “Directors’ Plan”), and the 1997 Equity Compensation Plan (the “1997 Plan”).

The Company may no longer grant options under the 1988 Plan or the Directors’ Plan. Through June 30, 2003, the Company had options outstanding under these plans of 501,800 shares (1988 Plan), 18,000 shares (Director’s Plan), and 1,178,500 (1997 Plan). Under the plans, the Board of Directors determines the option exercise price on a per-grant basis, but the price shall not be less than fair market value on the date of grant. Generally, outstanding options vest over periods not exceeding 4 years after the date of grant and expire 10 years after the date of grant. All options granted under the plans to date have been at exercise prices that have been equal to fair market value at date of grant. At June 30, 2003, the Company has approximately 2,485,200 shares of common stock reserved for future issuance under the plans.

The following information regarding net loss and loss per share prepared in accordance with SFAS No. 123 has been determined as if the Company had accounted for its employee stock options and employee stock plan under the fair value method prescribed by SFAS No. 123. The resulting effect on net income and earnings per share pursuant to SFAS No. 123 is not likely to be representative of the effects on net income and earnings per share pursuant to SFAS No. 123 in future periods due to subsequent periods including additional grants and periods of vesting. The fair value of options was estimated at the date of grant using a Black-Scholes option valuation model.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not provide a reliable single measure of the fair value of our employee stock options.

The following assumptions were used by the Company to determine the fair value of stock options granted using the Black-Scholes option-pricing model:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Dividend yield	0%	0%	0%	0%
Expected volatility	207%	212%	207%	212%
Expected option life	8 years	8 years	8 years	8 years
Risk-free interest rate	3.4%	4.9%	3.4% to 3.7%	4.9%

The per share weighted-average fair value under SFAS No. 123 of all stock options issued by the Company during the six-months ended June 30, 2003 and 2002 was $0.27 and $0.88, respectively.

For purposes of disclosures pursuant to SFAS No. 123 as amended by SFAS No. 148, the estimated fair value of options is amortized over the options’ vesting period.

The following table illustrates the effect on reported net loss available to common shareholders and loss per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Net loss available to common shareholders, as reported	$(125)	$(1,192)	$(242)	$(1,677)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(68)	(132)	(137)	(258)

Pro forma loss	$(193)	$(1,324)	$(379)	$(1,935)

Loss per common share-
Basic and diluted	$(0.01)	$(0.07)	$(0.02)	$(0.10)

Earnings Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” basic earnings per common share calculations are based on net earnings (loss) after preferred stock dividend requirements, if any, and the weighted-average number of common shares outstanding during each period. Diluted earnings (loss) per common share also reflects the potential dilution that would occur assuming the exercise of stock options and other related effects. Basic and diluted earnings per share are the same in 2003 and 2002 because the effect of inclusion of the exercise of stock options would be to reduce the loss per common share. If the exercise of stock options were included, the weighted average number of common shares outstanding would have increased by 800 and 13,800 for the three month periods ended June 30, 2003 and 2002, respectively, and 400 and 30,200 for the six month periods ended June 30, 2003 and 2002, respectively.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, which addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interest in variable interest entities obtained after January 31, 2003. The interpretation becomes effective for entities created before February 1, 2003 as of the beginning of the first period after June 15, 2003. The adoption of this Interpretation is not expected to have an impact on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer of financial statements classifies and measures certain financial instruments that have characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement is not expected to have an impact on the Company’s financial statements.

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

Note 3. Long-Lived Assets and Identifiable Intangible Assets

Long-lived assets and identifiable intangible assets consist of the following at June 30, 2003 and December 31, 2002 (in thousands):

	Amortization Method	Estimated Lives	June 30, 2003	December 31, 2002
			(unaudited)	(audited)
Acquired software technology	Straight-line	4 years	$2,753	$2,753
Cost in excess of net assets of business acquired	Not Applicable	Indefinite	8,588	8,588
Software development costs	Straight-line	2-3 years	5,541	5,143
Other intangibles	Straight-line	Fully amortized	373	373

			17,255	16,857
Less accumulated amortization			(11,404)	(10,423)

Net intangible assets			$5,851	$6,434

Acquired software technology and other intangibles are stated at cost. Amortization is provided using the straight-line method over estimated useful lives of four and two years, respectively.

Software development costs are accounted for in accordance with SFAS No. 86. Research and development costs are comprised of the following as of June 30 (in thousands):

	Three months ended June 30		Six months ended June 30
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Research and development costs incurred	$526	$832	$1,062	$1,778
Less—capitalized software development costs	(228)	(378)	(568)	(838)

Research and development costs, net	$298	$454	$494	$940

Amortization of software development costs is provided on a product-by-product basis over the estimated economic life of the software, not to exceed three years, using the straight-line method. Amortization commences when a product is available for general release to customers. Included in cost of revenue is amortization of software development costs and acquired software technology of $671,000 and $517,000 for the three months ended June 30, 2003 and 2002, respectively. Amortization of software development costs and acquired software technology for the six months ended June 30, 2003 and 2002 was $1,114,000 and $1,095,000, respectively.

Note 4. Long-term Debt—Shareholders

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

The following table presents the carrying amounts and fair values of the Company’s debt instruments as of June 30, 2003 and December 31, 2002 (in thousands):

	June 30, 2003	December 31, 2002
	(unaudited)	(audited)
Borrowings under revolving credit facility due Safeguard (1)	$—	$1,300
Borrowings under Revolving Note due Safeguard	—	—
Notes payable due Axial (shareholder) (less unamortized discount of $79—effective rate of 9.5%) (1)	—	1,121
Demand Note due Safeguard	650	—
Demand Note due TBBH (shareholder) (less unamortized discount of $43—effective rate of 9.5%)	1,157	—

	1,807	2,421
Less current portion	—	(467)

Long - term debt—shareholders	$1,807	$1,954

(1)	—Retired February 13, 2003

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

Note 5. Equity Transactions

Safeguard is the holder of all 3,000 shares of the Series F Convertible Preferred Stock (“Series F Shares”). Under the terms of the Series F Shares, holders of the Series F Shares are entitled to a cumulative quarterly dividend, when and if declared by the Board, at a rate per share equal to 2% of the issuance price per quarter. At June 30, 2003, dividends in arrears on the Series F Shares were approximately $616,000 and are classified as an other long-term liability in the Company’s balance sheet presented herein.

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

These statements involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include those set forth in the following discussion and under the caption “Risk Factors” of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q.

Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We will not update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or changes in our expectations, except as required by law. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should carefully review the risk factors described in other documents that we file from time to time with the Securities and Exchange Commission.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to all such reports are available, free of charge, on our Internet website under “About Tangram—Investor Relations—Financial Filings Online,” as soon as reasonably practicable after we file electronically such material with, or furnish it to, the Securities and Exchange Commission. Our Internet website address is http://www.tangram.com. Information on our website does not constitute a part of this Quarterly Report on Form 10-Q.

Overview

Tangram develops and markets lifecycle information technology (“IT”) asset management (“ITAM”) software for large and mid-sized organizations across all industries, in both domestic and international markets. Our ITAM product line consists of Asset Insight® and Enterprise Insight®, which together deliver, what we believe, is the market’s first unified tool to manage physical, contractual, and financial IT asset data in a single repository for a comprehensive view of the enterprise. ITAM is the process of controlling hardware and software assets throughout their lifecycle—from procurement, through daily operations, through final disposal. While asset management is primarily a business practice, it is supported by repository technology that consolidates diverse financial, contractual, ownership, and physical asset data. Our core business strategy and operating philosophy focus on delivering world-class customer care, providing phased asset management solutions that are tailored to our customers’ evolving business needs, and maintaining a leading-edge technical position that results in long-term customer loyalty and sustained shareholder value. We are a partner company of Safeguard Scientifics, Inc. (NYSE:SFE) (“Safeguard”). Safeguard is an operating company that creates long-term value by focusing on technology-related companies that are developed through superior operations and management support. Safeguard is the majority shareholder of the Company, holding approximately 58% of the Company’s outstanding common shares (assuming the conversion of the Series F Convertible Preferred Stock).

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

Critical Accounting Policies

The Company’s discussion and analysis of its financial conditions and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that management make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies, in which different judgments and estimates by our management could materially affect our reported condition and results of operations, include estimating the allowance for doubtful accounts, deferral of software cost, valuation of intangibles, deferred tax assets and revenue recognition.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts relates to customer accounts receivable. The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. We determine the allowance based on historical write-off experience and how our customers are affected by current general market and economic conditions. We review the allowance for doubtful accounts monthly. We specifically analyze customer receivables, as well as customer credits, customer concentrations, customer credit-worthiness, current economic trends, and changes in customer payment terms, when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Likewise, should we determine that we would be able to realize more of our receivables in the future than previously estimated, an adjustment to the allowance would increase income in the period such determination was made. Past due balances over 90 days are reviewed individually for collectibility. All other balances are evaluated on a pooled basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Management believes that the current estimate of allowances for doubtful accounts recorded as of June 30, 2003, adequately covers potential credit risks.

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

SFAS No. 86 requires that, at each balance sheet date, the unamortized capitalized costs of a computer software product (including acquired software technology) be compared to the net realizable value of that product. The amount by which the unamortized capitalized costs of a computer software product exceed the net realizable value of that asset are written off. The net realizable value is determined based on management’s estimates of future gross revenues from the software product reduced by the estimated future costs of completing and disposing of such product, including the costs of performing maintenance and providing customer support required to satisfy the Company’s responsibility set forth at the time of sale. Had different assumptions or criteria been used to evaluate and measure the estimated future gross revenues and costs, our assessment of the potential impairment and the recoverability of the asset could have been materially different.

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

If we determine that the carrying value of intangible assets, exclusive of identifiable goodwill, may not be recoverable based upon the existence of one or more of the above indicators of impairment, we assess the recoverability of the intangibles by determining whether the carrying value of the intangible assets can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate commensurate with the risk inherent in our current business model. Had different assumptions or criteria been used to evaluate and measure the undiscounted future operating cash flows related to the intangible assets, our assessment of the potential impairment and the recoverability of the asset could have been materially different. As of June 30, 2003, the net carrying value of other intangible assets, exclusive of identifiable goodwill, was zero.

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

Deferred Tax Assets

We are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent that we believe recovery is not likely, we must establish a valuation allowance. We provided a valuation allowance of $8.8 million against our entire net deferred tax asset as of June 30, 2003. The valuation allowance was recorded given the losses we had incurred through June 30, 2003 and the uncertainties regarding our future operating profitability and taxable income.

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

We recognize revenue in accordance with Statement of Position 97-2, or SOP 97-2, as modified by SOP 98-9. SOP 97-2, as modified, generally requires revenue earned on software arrangements involving multiple elements such as software products, post-contract customer support, installation and training to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on vendor-specific objective evidence, or VSOE. We establish VSOE based on the price charged when the same element is sold separately. If VSOE of all undelivered elements exists but VSOE does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the license fee is recognized as revenue.

Revenues from license agreements are recognized currently, provided that all of the following conditions are met: (i) a non-cancelable license agreement has been signed; (ii) the product has been delivered; (iii) the fee is fixed or determinable; (iv) there are no material uncertainties regarding customer acceptance; (v) collection of the resulting receivable is deemed probable and the risk of concession is deemed remote; and (vi) no other significant vendor obligations related to the software exist. Generally, these criteria are met at the time of delivery. Revenue associated with period or subscription licenses is recognized using the straight-line method over the period that the software rights or services are provided. Service arrangements are evaluated to determine whether the services are essential to the functionality of the software. Revenue is recognized using contract accounting for arrangements involving customization or modification of the software or where software services are considered essential to the functionality of the software. Revenue from these software arrangements is recognized using the percentage-of-completion method with progress-to-complete measured using labor cost inputs. Provision is made at the time the related revenue is recognized for estimated product returns, which historically have been immaterial. We analyze historical returns, current economic trends, and changes in reseller and customer demands when evaluating the adequacy of provisions for sales returns. At the time of the transaction, we determine whether the fee is fixed and determinable based on the terms of the agreement associated with the transaction. If a significant portion of a fee is contingent on future events we will recognize revenue as the future events occur. The Company assesses collectibility based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If we determine that collection of the fee is not reasonably assured, we will defer the revenue and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. For all sales, we generally use a binding purchase order or signed license agreement as evidence of an arrangement. Revenue from products sold through indirect channels (“resellers”) is recognized upon shipment of the software, as long as evidence of an arrangement exists, collectibility is probable and the fee is fixed or determinable. Revenue is recorded net of any discounts. Our resellers do not have any rights of return beyond the standard warranty that runs concurrent with post-contract support services.

The Company derives services revenue primarily from PCS, consulting, training and user training conferences. Revenues from post-contract support services are recognized ratably over the term of the support period, generally one year and once collectibility is assured. Maintenance revenues, when and if bundled with license agreements, are unbundled using vendor-specific objective evidence. Consulting revenues are primarily related to implementation services performed on a time and material basis under separate service agreements for the installation of our products. Revenues from consulting and training services are recognized as the respective services are performed.

Revenue recognition in accordance with SOP 97-2 can be complex due to the nature and variability of our sales transactions. To continue recognizing software license revenue in the period in which we obtain persuasive evidence of an arrangement and deliver the software, we must have VSOE for each undelivered element. If we do not continue to maintain VSOE for undelivered elements, we would be required to defer recognizing the software license revenue until the other elements are delivered, which could have a significant negative impact on our revenue. As stated above, we recognize revenue using contract accounting for arrangements involving customization or modification of the software or where software services are considered essential to the functionality of the software using the percentage-of-completion method with progress-to-complete measured using labor cost inputs. Completion is measured based on hours incurred to total estimated hours to complete the project. Also, we are required to estimate the total costs to complete the project. These estimates could change and the impact could be significant. As of June 30, 2003, we had deferred $93,500 of contract license revenue that will be recognized under the percentage of completion method as we complete the work under the contract. Further implementation guidelines relating to SOP 97-2 and related modifications may result in unanticipated changes in our revenue recognition practices and such changes could significantly affect our future revenues and results of operations.

Results of Operations

Revenue

Licenses and products revenue for the three-month period ended June 30, 2003 decreased 4% to $791,000, from $827,000 in the comparable period in 2002. For the six-month period ended June 30, 2003, licenses and products revenue decreased 33% to $1.4 million from $2.1 million in the comparable six-month period in 2002. Licenses and products revenue include the sales of our ITAM product line, which consists of Asset Insight and Enterprise Insight, and product upgrades and add-ons of AM:PM and our traditional mainframe product, Arbiter. For the three-month period ended June 30, 2003, Asset Insight licenses and products revenue contributed $659,000, or 83% of total licenses and products revenue, down 5% from $727,000, or 88%, in the comparable period in 2002. Revenue from Enterprise Insight contributed $2,200 in the second quarter of 2003. There were no Enterprise Insight sales in the three-month period ended June 30, 2002. For the six-month period ended June 30, 2003, Asset Insight licenses and products revenue decreased 39% to $1.1 million from $1.8 million in the comparable period in 2002. Revenue from Enterprise Insight contributed $107,000 for the six-month period ended June 30, 2003. There was no Enterprise Insight sales in the six-month period ended June 30, 2002. The softness in the overall IT spending environment due to the economic and geopolitical uncertainties that exist continued to challenge us through the first six months of 2003. Our business and operating results are subject to the effects of changes in general economic conditions. There has been a rapid and severe downturn in the worldwide economy. We expect this downturn to continue, and are uncertain as to its future severity and duration. We believe that these conditions, as well as the decline in worldwide economic conditions, have led our current and potential customers to reduce their IT spending. If these conditions worsen, demand for our products and services may be reduced as a result of even further reduced spending on IT products such as ours. Additionally, our sales engagement process requires our direct sales consultants to explore each organization’s asset management goals and business drivers prior to delivering a solution plan. The time investment devoted to each sale opportunity coupled with our limited resources associated with a small direct domestic sales force following our corporate cost restructuring in 2002 have limited the number of active opportunities our sales consultants can effectively work, thus further impacting our ability to grow our ITAM revenue. For the three-month period ended 2003, upgrade revenue from AM:PM and our traditional mainframe products was $130,000, or 16% of total licenses and products revenue, compared to $100,000, or 12% in the comparable period in 2002. Revenue from upgrades of AM:PM and our traditional mainframe products decreased to $230,000 for the six months ended June 30, 2003 compared to $312,000 for the same six-month period in 2002. Because we have focused our efforts on our core ITAM offerings and away from automated software distribution and the traditional mainframe product lines, we expect little, if any, future AM:PM and Arbiter license revenue and any future revenue to be unpredictable.

Services revenue for the three-month period ended June 30, 2003 increased 5% to $1.8 million from $1.7 million in the comparable period in 2002. Services revenue for the six-month period ended June 30, 2003 decreased 4% to $3.4 million in 2003 from $3.6 million in the comparable period in 2002. Services revenue includes post-contract customer support (“PCS”) agreements, expert asset management consulting services, and training and support services not otherwise covered under maintenance agreements. PCS includes telephone support, bug fixes, and rights to upgrades on a when-and-if available basis. Consulting services consist primarily of implementation services performed on a time and material basis for the installation of our software products, best practices and implementation services, and on-site training services. PCS revenue from sales of the ITAM product line increased to $1.4 million during the three-month period ended June 30, 2003 from $1.2 million for same period in 2002. In accordance with our revenue recognition policy, we recognize revenues from post-contract support services ratably over the term of the support period, generally one year and once collectibility is assured. In June 2003, we resolved the uncertainty of collectibility of a past due PCS renewal that resulted in the recognition in the second quarter of 2003 of past PCS revenue of $185,000. AM:PM and Arbiter PCS revenue decreased 33% to $244,000 for the three-month period ending June 30, 2003 from $364,000 in the comparable period in 2002. For the six months ended June 30, 2003, AM:PM and Arbiter PCS revenue decreased 30% to $516,000 from $739,000 in the comparable period in 2002. As noted above, we expect the trend of declining AM:PM and Arbiter PCS revenue renewals to continue. For the three-month period ended June 30, 2003, our consulting services revenue was $138,000 compared to $149,000 in the comparable period in 2002. Consulting services revenue for the six-month period ended June 30, 2003 decreased 35% to $256,000 from $396,000 during the same period in 2002. Recently, we have experienced an increased demand for our professional services as the result of existing customers preparing for the recent product release upgrade and the professional service component associated with Enterprise Insight sales. Current consulting services backlog (open customer POs for service but not yet scheduled by the customers) is $353,000. A key part of our strategy will be the continued delivery of expert asset management services. If we are unable to meet customers’ service requests with internal resources (due to limited capacity or business expertise), we will endeavor to partner with our resellers and other third-party service providers for additional support. There can be no assurance that we will be able to effectively maintain this new focus on providing consulting services. Our failure to implement solutions that address customers’ requirements and provide timely and cost-effective customer support and service could have a material adverse effect on our future business, operating results, and financial condition.

Cost of Revenue

Cost of licenses and products includes the costs related to the distribution of licensed software products. The principal materials and components used in our software products are CD-ROMs with documentation and occasionally hard copy installation guides. We occasionally use third-party vendors to print user manuals, packaging and related materials. All of the

CD-ROM duplication is done at our distribution facility located in our corporate headquarters. Cost of licenses and products is relatively immaterial in relation to the associated revenue. Cost of licenses and products was $15,000 for the three-month period ended June 30, 2003, and $16,000 in the comparable period in 2002. For the six-month period ended June 30, 2003, cost of licenses and products decreased to $29,000 from $32,000 in the comparable period in 2002. Cost of licenses and products as a percentage of licenses and products revenue was 2% for the three and six-month periods ended June 30, 2003 and 2002.

Cost of services reflects the cost of the direct labor force, including the associated personnel, travel and subsistence, and occupancy costs incurred in connection with providing consulting and maintenance services. Cost of services for the three-month period ended June 30, 2003 decreased 20% to $301,000 from $378,000 for the comparable period in 2002. The overall decrease in cost of services is primarily the result of lower spending on personnel and related costs as well as reduced fixed and variable facilities cost resulting from last year’s restructuring initiatives. For the six month period ended June 30, 2003, cost of services decreased 29% to $582,000 from $823,000 during the same period in 2003 for the same reasons noted for the three month period. During 2002, we effected a restructuring plan designed to reduce our cost structure by consolidating our development staff and closing a facility located in Malvern, Pennsylvania, downsizing our corporate facility, and reducing our workforce. Because of the above-noted explanations, the cost of services as a percentage of services revenue for the three-month period ended June 30, 2003 decreased to 17% from 22% in 2002, and for the six-month period ended June 30, 2003 decreased to 17% from 23% in 2002.

Software development costs are accounted for in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” We capitalize certain software development costs incurred to develop new software or to enhance our existing software. Such capitalized costs are amortized on an individual product basis commencing when a product is generally available for release. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Amortization of software development costs is provided on a product-by-product basis over the estimated economic life of the software, not to exceed three years, using the straight-line method. In 2001, we expended $3.5 million for the acquisition of software technology in connection with the purchase of the Wyzdom technology. Amortization of acquired software technology is provided using the straight-line method over an estimated useful life of four years. For the three-month period ended June 30, 2003, amortization of software development costs and acquired software technology increased 30% to $671,000 from $517,000 in 2002. For the six-month period ended June 30, 2003 and 2002, amortization of software development costs and acquired software technology was $1.1 million. The increase in amortization of software development costs and acquired software technology during the three month period ended June 30, 2003 is due to our release of Asset Insight v5 and Enterprise Insight v4 to customers in April 2003. Amortization of software development costs associated with the development effort for Asset Insight v5 and Enterprise Insight v4 resulted in an increase in our quarterly cost of approximately $250,000.

Sales and Marketing

Sales and marketing expenses consist principally of salaries, commissions, and benefits for sales, marketing, and channel support personnel, and the costs associated with product promotions and related travel. Sales and marketing expenses for the three-month period ended June 30, 2003 decreased 38% to $924,000, down from $1.5 million in the comparable period in 2002. For the six months ended June 30, 2003, sales and marketing expenses decreased 37% to $1.7 million from $2.8 million during the same period in 2002. The reduction in overall spending in both the three and six-month periods is principally as a result of lower spending on marketing initiatives and reduced personnel and related costs as well as lower fixed and variable facilities costs resulting from last year’s restructuring initiatives noted above. Sales and marketing expenses as a percentage of revenue decreased to 35% for the three-month period ended June 30, 2003 from 58% in the comparable period in 2002. For the six-month period ended June 30, 2003, sales and marketing expenses as a percentage of revenue decreased to 36% from 49% in 2002. As noted earlier, our sales engagement process requires our direct sales consultants to explore each customer organization’s asset management goals and business drivers prior to delivering a solution plan. This process requires the efforts of experienced sales personnel, as well as specialized consulting professionals. The time investment devoted to each sale opportunity coupled with a small direct domestic sales force has limited the number of active opportunities our sales consultants can effectively work. In 2002, we started a process of evaluating every member of our direct sales force to determine whether they have the necessary skills. We have taken action, and may be required to take further action, where necessary to upgrade or replace skill sets, as well as invest in a larger sales force, in order to generate higher levels of sales activity. If we are unable to successfully expand our sales force or hire sales personnel in the future and train them in the use of our products, our business, operating results, and financial conditions could be harmed.

General and Administrative

General and administrative expenses consist principally of salaries and benefit costs for administrative personnel, general operating costs, legal, accounting and other professional services. General and administrative expenses for the three-month period ended June 30, 2003 decreased 4% to $402,000, down from $420,000 in the comparable period in 2002. For the six months ended June 30, 2003, general and administrative expenses decreased 16% to $855,000 from $1.0 million during the same period in 2002. The reduction in costs in 2003 was primarily the result of lower spending on personnel and related costs as well as reduced fixed and variable facilities cost resulting from last year’s restructuring initiatives noted above, offset in part by a lower reserve charge for bad debts in 2002 reflecting the general improvement in accounts receivable collections during that period. The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. We determine the allowance based on historical write-off experience and how the our customers are affected by current general market and economic conditions. We review our allowance for doubtful accounts monthly. We specifically analyze customer receivables, as well as customer credits, customer concentrations, customer credit-worthiness, current economic trends, and changes in customer payment terms, when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Likewise, should we determine that we would be able to realize more of our receivables in the future than previously estimated, a reduction to the allowance would increase income in the period such determination was made. Past due balances over 90 days are reviewed individually for collectibility. All other balances are evaluated on a pooled basis. At December 31, 2001, the Company increased its general and specific account reserve based on the continuing economic slowdown and business failures that had occurred, a higher write off experience in 2001 and 2000, and the recent bankruptcy filing of an existing account. In response to these concerns, the Company allocated additional resource to the collection of existing accounts receivables. As a result of these actions and the validation by the bankruptcy judge of the outstanding receivable, management determined that the allowance for doubtful accounts could be reduced in June 2002. This adjustment in the allowance resulted in a reduction in general and administrative expenses in 2002 of approximately $140, 000. For the three-month period ended June 30, 2003, as a percentage of total revenue, general and administrative expenses was 15% as compared to 16% in 2002. For the six months ended June 30, 2003 and 2002, general and administrative expenses as percentage of total revenue were approximately 18%.

Research and Development

Research and development expenses consist primarily of salaries and benefits for the software development and technical support staff and, to a lesser extent, costs associated with independent contractors. Gross expenditures for research and development for the three-month period ended June 30, 2003 decreased 37% to $526,000 from $832,000 in the comparable period in 2002. Comparing the six months ended June 30, 2003 and 2002, gross research and development decreased 40% to $1.1 million from $1.8 million, respectively. As a percentage of revenue, gross research and development costs decreased to 20% in the second quarter of 2003 from 32% in the same period in 2002 and decreased to 22% for the six months ended June 30, 2003 down from 31% during the same period in 2002. The reduction in costs in 2003 was primarily the result of lower spending on personnel and related costs as well as reduced fixed and variable facilities costs resulting from last year’s restructuring initiatives noted above. In accordance with the provisions of SFAS No. 86, we capitalize certain software development costs incurred to develop new software or to enhance our existing software. For the three-month period ended June 30, 2003, we capitalized and deferred development costs of $228,000, or 43% of gross research and development costs, compared to $378,000, or 45% of gross research and development costs in the comparable period in 2002. Deferred development costs for the six months ended June 30, 2003 was $568,000 compared to $838,000 for the six months ended June 30, 2002. The lower deferral cost in 2003 is the result of the completion and release of Asset Insight v5 and Enterprise Insight v4 in April 2003. As a result of rapid technological change in the industry, our position in existing markets can be eroded rapidly by product advances. The lifecycles of our products are difficult to estimate. Our growth and future financial performance depend in part upon our ability to improve existing products and develop and introduce new products that keep pace with technological advances, meet changing customer needs, and respond to competitive products. If we cannot compete effectively in our markets by offering products that are comparable in functionality, ease of use, and price to those of our competitors, our revenues will decrease, and our operating results will be adversely affected. Many of our current and potential competitors have substantially greater financial, technical, marketing, and other resources than we have. As a result, they may be able to devote greater resources than we can to the development, promotion, and sale of their products and may be able to respond more quickly to new or emerging technologies and changes in customer needs. As such, we will continue to commit substantial resources to research and development efforts in the future.

Depreciation and Amortization

The following table provides a summary by category of the charges to depreciation and amortization (excluding deferred software development costs) for the three and six-month periods ended June 30, 2003 and 2002 (in thousands):

	Three months ended June 30		Six months ended June 30
	2003	2002	2003	2002
Depreciation	$26	$38	$57	$77
Amortization of other intangibles:	—	47	38	93

Total depreciation and amortization	$26	$85	$95	$170

Depreciation of property and equipment is provided using the straight-line method over estimated useful lives ranging from three to seven years.

Amortization of other intangibles associated with the purchase of the Wyzdom technology is provided using the straight-line method over an estimated useful life of two years. These assets were fully amortized in March 2003.

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

Amortization of software development costs (which includes amortization of acquired software technology) is provided on a product-by-product basis over the estimated economic life of the software, not to exceed three years, using the straight-line method. In accordance with the provisions of SFAS No. 86, included in cost of revenue is amortization of software development costs of $671,000 and $517,000 for the three-month periods ended June 30, 2003 and 2002, respectively, and $1.1 million for the six-month periods ended June 30, 2003 and 2002.

Restructuring Charge

During 2002, the Company effected a restructuring plan designed to reduce its cost structure by reducing its workforce. As a result, the Company recorded a restructuring charge of $309,000 in the three-month period ended June 30, 2002 reflecting severance benefits provided to terminated employees. Severance was based on associates’ years of service as well as their position within the organization and was paid over the severance period. The reduction in workforce included 19 associates which is expected to provide future annualized operating cost savings of $1.2 million. As of June 30, 2003, all cost associated with this restructuring plan had been paid.

Other Expense, Net

Other expense, net consists primarily of interest expense. For the three-month period ended June 30, 2003, interest expense, resulting principally from borrowing under our Revolving Note, the Safeguard Demand Note, and the TBBH Demand Note, was $30,000 compared to $29,000 in the comparable period in 2002. For the six months ended June 30, 2003, interest expense was $65,000 compared to $107,000 during the six months ended June 30, 2002. The reduction in interest expense for the six-month periods is the result of lower borrowing levels and the reduction in interest rates in 2003. Included in the interest expense for 2003 is a realized gain of $2,000 associated with the movements in foreign currency exchange rates.

Provision for Income Taxes

There was no provision for income taxes for the three and six-month periods ended June 30, 2003 and 2002 due to the net losses incurred. At December 31, 2002, the Company had net operating loss carryforwards of approximately $29.3 million, which are available to offset future federal taxable income and expire in various amounts from 2003 through 2022.

Net Loss

We have incurred substantial losses in recent years, and predicting our future operating results is difficult. If we continue to incur losses, if our revenues decline, or if our expenses increase without commensurate increases in revenues, our operating results will suffer and the price of our common stock may fall. For the three-month period ended June 30, 2003, we incurred a net loss of $54,000, or ($0.01) per share (after giving effect to preferred dividend), compared to a net loss of $1.1 million, or ($0.06) per share (after giving effect to preferred dividend), in 2002. For the six month period ended June 30, 2003, we incurred a net loss of $102,000, or ($0.01) per share (after giving effect to preferred dividend), compared to a net loss of $1.5 million, or ($0.09) per share (after giving effect to preferred dividend) during the same period in 2002. Although we experienced a decrease in revenues for the six-month period ended June 30, 2003 when compared to 2002, as a result of the cost savings associated with our 2002 restructuring initiatives, we were able to significantly decrease our net loss.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, which addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interest in variable interest entities obtained after January 31, 2003. The interpretation becomes effective for entities created before February 1, 2003 as of the beginning of the first period after June 15, 2003. The adoption of this Interpretation is not expected to have an impact on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer of financial statements classifies and measures certain financial instruments that have characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement is not expected to have an impact on the Company’s financial statements.

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

Liquidity and Capital Resources

As of June 30, 2003, we had $746,000 of cash on hand, $2.2 million in gross trade receivables, and $1.35 million of borrowing capacity on our revolving note with Safeguard. In the past, we have funded our operations through borrowings under a credit facility with Safeguard and cash generated from operations. However, the recent trend of operating losses and inconsistent revenue trends may require us to seek other sources of capital.

Our operating activities provided cash of $1.6 million for the six-month period ended June 30, 2003 compared to $837,000 during the comparable period in 2002. Net cash provided by operating activities in 2003 consisted primarily of the net loss of $102,000, adjusted for $1.3 million of non-cash charges to operations and the change in operating assets and liabilities. Changes in operating assets and liabilities provided $391,000 in cash for the six-month period ended June 30, 2003 primarily related to a $646,000 decrease in our accounts receivable and other assets balances. Net cash provided by operating activities for the six-month period ended June 30, 2002 consisted primarily of the net loss of $1.5 million, adjusted for $1.3 million of non-cash charges to operations and the change in operating assets and liabilities. Changes in operating assets and liabilities provided cash of $1.1 million for the six-month period ended June 30, 2002.

Investing activities used cash of $585,000 and $841,000 in the six-month periods ended June 30, 2003 and 2002, respectively, principally representing capitalized software development costs. In accordance with SFAS No. 86, we capitalized and deferred development costs of $568,000, or 53% of gross research and development costs, in 2003, and $838,000, or 47% of gross research and development costs, in 2002. Net cash used in investing activities reflects our continued and ongoing investment associated with our commitment to develop, enhance, and improve our ITAM product line. Our business is not capital asset intensive, and capital expenditures in any year normally would not be significant in relation to our overall financial position. Generally, our capital expenditures relate to information technology hardware and software purchases. Capital expenditures were approximately $17,000 for the six-month period ended June 30, 2003 as compared to $15,000 in the first six months of 2002. We currently expect our capital expenditure requirements in 2003 to be in a range of $100,000 to $150,000.

Financing activities used cash of $650,000 in the six-month period ended June 30, 2003. As result of the improvements in our net cash performance from operating activities, we were able to reduce our borrowings under our Safeguard revolving note by $650,000 during the three-month period ended June 30, 2003. There were no exercises of employee stock options due to our stock price level.

Contractual Obligations

Our contractual obligations consist of non-cancelable operating leases for facilities and equipment, debt financing, and cumulative dividend requirements on the Series F Convertible Preferred Stock. The following table summarizes our contractual obligations as of June 30, 2003 with management’s estimate of payments based upon existing contractual terms:

	Payments Due by Periods (in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	After 3 Years
Operating leases	$468	$371	$97	$—
Revolving Note	—	—	—	—
Safeguard Demand Note	650	—	650	—
TBBH Demand Note	1,200	—	1,200	—
Series F Convertible Preferred Stock dividends	616	—	—	616

	$2,934	$371	$1,947	$616

We lease our corporate office facility and certain equipment under several non-cancelable operating lease agreements that expire at various times through 2005. Our facility lease contains fixed rental increases over the life of the lease. Net rental expense under these leases for the periods ended June 30, 2003 and 2002 totaled approximately $163,000 and $513,000, respectively. During 2002, the Company effected a restructuring plan designed to reduce its cost structure by consolidating its development staff and closing its facility located in Malvern, Pennsylvania and downsizing its corporate facility. These initiatives reduced our monthly facility rental expense by approximately $59,000, or $1.5 million over the remaining term of the leases.

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

Safeguard is the holder of all 3,000 shares of our Series F Convertible Preferred Stock (“Series F Shares”). The Series F Shares are entitled to a cumulative quarterly dividend, when and if declared by the board, at a rate per share equal to 2% of the issuance price per quarter. At June 30, 2003, dividends in arrears on the Series F Shares were approximately $616,000.

As stated above, Safeguard has agreed to assist in funding our projected cash requirements by providing a $1.35 million line of credit, of which there are no borrowings as of August 13, 2003. Although operating activities may provide cash in certain periods, we anticipate that our operating and investing activities may use additional cash. Consequently, operations may require us to obtain additional equity or debt financing. However, we have no present understanding, commitment, or agreement with respect to any such transaction. Accordingly, there can be no assurance that we will have access to adequate debt or equity financing or that, if available, it will be under terms and conditions satisfactory to us or which may not be dilutive.

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

Our Asset Insight and Enterprise Insight products are targeted at the ITAM market. In the past, Peregrine Systems, Inc. had the biggest single share of this market; Peregrine recently filed for bankruptcy protection. As a result of Peregrine’s bankruptcy, some prospective Asset Insight and Enterprise Insight customers have questioned the validity of the ITAM market, and some have adopted a “wait and see” position towards purchasing products in this market. The ultimate disposition of Peregrine’s IT asset-related business may have a detrimental effect on our ability to market our Asset Insight and Enterprise Insight products. Peregrine has recently emerged from bankruptcy with a more streamlined operation and with the reduced burden of its pre-bankruptcy liabilities, as such, we may be competing against a stronger competitor. Additionally, during the bankruptcy process, Peregrine may auction off its IT asset-related business, and the buyer could become a significant competitor to us in this market. This new competitor may have previously been a competitor of ours, or it may be a new entrant in our competitive landscape. There is considerable uncertainty about the future of Peregrine’s IT asset-related business, and the prospects for the IT asset management market and our ability to market and sell Asset Insight and Enterprise Insight may be affected by the outcome of Peregrine’s bankruptcy proceedings. If the ITAM market or Peregrine’s bankruptcy has an adverse effect on our sales, there could be an adverse impact on our business and results of operations.

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

Even if we are successful in expanding our operations internationally, conducting business outside North America poses many risks that could adversely affect our operating results. In particular, we may experience gains and losses resulting from fluctuations in currency exchange rates, for which hedging activities may not adequately protect us. To date, the majority of our international revenue has been denominated in United States currency; therefore, we have not experienced any significant currency fluctuations. During the six-month period ended June 30, 2003, approximately 2.1% of the U.S. dollar value of our invoices were denominated in currencies other than the United States dollar. For the year ended December 31, 2002, approximately 1.9% of the U.S. dollar value of our invoices were denominated in currencies other than the United States dollar. Accordingly, we have minimal exposure to adverse movements in foreign currency exchange rates. However, future exchange rate risks can have an adverse effect on our ability to sell our products in foreign markets. Since we sell our products in U.S. dollars, our sales could be adversely affected by declines in foreign currencies relative to the dollar, thereby making our products more expensive in local currencies. If we are to sell our products in local currencies, we could be competitively unable to change our prices to reflect exchange rate changes. Additional risks we face in conducting business internationally include longer payment cycles, difficulties in staffing and managing international operations, problems in collecting accounts receivable, and the adverse effects of tariffs, duties, price controls, or other restrictions that impair trade.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risk from changes in interest rates. Such changes in interest rates impact interest cost on our interest rate-sensitive liabilities. Interest rate-sensitive liabilities are assumed to be those for which the stated interest rate is not contractually fixed for the next 12-month period. Thus, liabilities that have a market-based index, such as the prime rate, are rate sensitive. As of August 13, 2003, the only interest rate-sensitive liabilities are the Revolving Note, the Safeguard Demand Note, and the TBBH Demand Note. Assuming a hypothetical, immediate 100 basis point increase in the interest rate, our interest expense over the following 12-month period would be increased by approximately $23,000. The hypothetical model prepared by us assumes that the balance of interest rate-sensitive liabilities fluctuates based on our anticipated borrowing levels over the next 12-month period. Thus, this model represents a static analysis, which cannot adequately portray how we would respond to significant changes in market conditions. Furthermore, the analysis does not necessarily reflect our expectations regarding the movement of interest rates in the near term, including the likelihood of an immediate 100 basis point change in the interest rates nor the actual effect on interest cost if such a rate change were to occur. We have not historically used financial instruments to hedge interest rate exposure, do not use financial instruments for trading purposes, and are not a party to any leveraged derivatives.

Foreign Currency Risk

Our business is principally transacted in United States currency. The majority of international revenue has been denominated in United States currency; 2.1% of the U.S. dollar value of our invoices were denominated in currencies other than the United States dollar. Accordingly, we have minimal exposure to adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated revenue and operating expenses in the United Kingdom. We will continue to assess our need to hedge currency exposures on an ongoing basis and if we are successful in growing our international revenues. However, as of June 30, 2003, we had no hedging contracts outstanding.

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of the Evaluation Date in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Included on Exhibits 31.1 and 31.2 of this Quarterly Report of Form 10-Q are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

Exhibit Number	Exhibit Description

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Senior Vice President and Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

32.1

Certification of Norman L. Phelps, President and Chief Executive Officer of Tangram Enterprise Solutions, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of John N. Nelli, Senior Vice President and Chief Financial Officer of Tangram Enterprise Solutions, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K

On May 9, 2003, the registrant furnished to the Commission a Current Report on Form 8-K, dated May 9, 2003, to report that the registrant had issued a press release announcing its first quarter 2003 results. In accordance with SEC Release Nos. 33-8216; 34-47583, the information, which was intended to be furnished under Item 12, “Results of Operations and Financial Condition,” was instead furnished under Item 9, “Regulation FD Disclosure.” This information shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference in any filing under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tangram Enterprise Solutions, Inc.

Date August 13, 2003	/s/ John N. Nelli
John N. Nelli
Senior Vice President and Chief Financial Officer
(Principal Financial & Accounting Officer)