Form 10-Q
period 2003-09-30
TANGRAM ENTERPRISE SOLUTIONS INC
filed 2003-11-14
CIK 804121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

The number of outstanding shares of Common Stock, $0.01 par value per share, as of November 14, 2003 was 19,802,439.

TANGRAM ENTERPRISE SOLUTIONS, INC.

Tangram Enterprise Solutions, Inc.

Balance Sheets

(in thousands, except share amounts)

	September 30, 2003	December 31, 2002
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$1,410	$418
Accounts receivable, net of allowance of $268 and $220 in 2003 and 2002, respectively	1,232	2,671
Other	290	296

Total current assets	2,932	3,385
Property and equipment:
Computer equipment and software	962	902
Office equipment and furniture	237	218
Leasehold improvements	37	37

	1,236	1,157
Less accumulated depreciation and amortization	(1,130)	(1,057)

Total property and equipment	106	100
Other assets:
Acquired software technology, net accumulated amortization of $1,682 and $1,244 in 2003 and 2002, respectively	1,071	1,509
Deferred software costs, net accumulated amortization of $2,875 and $1,671 in 2003 and 2002, respectively	2,885	3,472
Cost in excess of net assets of business acquired	1,415	1,415
Other intangibles, net accumulated amortization of $373 and $335 in 2003 and 2002, respectively	—	38
Other	15	15

Total other assets	5,386	6,449

Total assets	$8,424	$9,934

Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt – shareholders	$1,823	$467
Accounts payable	237	336
Accrued expenses	565	724
Deferred revenue	2,622	3,281

Total current liabilities	5,247	4,808
Long-term debt – shareholders	—	1,954
Other liabilities	727	542
Shareholders’ equity:
Convertible preferred stock – Series F, par value $0.01, $1,000 stated value, 3,000 shares authorized, designated, issued and outstanding (aggregate liquidation preference of $3,688 in 2003 and $3,475 in 2002)	—	—
Common stock, par value $0.01, authorized 48,000,000 shares, 19,802,439 issued and outstanding in 2003 and 2002, respectively	198	198
Additional paid-in capital	50,525	50,525
Accumulated deficit	(48,273)	(48,093)

Total shareholders’ equity	2,450	2,630

Total liabilities and shareholders’ equity	$8,424	$9,934

See accompanying notes.

Tangram Enterprise Solutions, Inc.

Statements of Operations

(in thousands, except per share amounts)

	Three months ended September 30
	2003	2002
	(unaudited)
Revenue:
Licenses and products	$892	$1,408
Services	1,840	1,626

Total revenue	2,732	3,034
Cost of revenue:
Cost of licenses and products	(3)	10
Cost of services	369	369
Amortization of software costs	700	513

Total cost of revenue	1,066	892

Gross profit	1,666	2,142
Operating expenses:
Sales and marketing	818	1,195
General and administrative	357	522
Research and development	308	277
Depreciation and amortization	16	82
Restructuring charge	—	16

Total operating expenses	1,499	2,092

Income from operations	167	50
Other expense, net	(33)	(31)

Income before income taxes	134	19
Provision for income taxes	—	—

Net income	$134	$19

Per share calculation:
Net income	$134	$19
Preferred stock dividend	(72)	(66)

Net income (loss) available to common shareholders	$62	$(47)

Income (loss) per common share-
Basic and diluted	$0.00	$0.00

Weighted average number of common shares outstanding:
Basic	19,802	19,802

Diluted	19,828	19,802

See accompanying notes.

Tangram Enterprise Solutions, Inc.

Statements of Operations

(in thousands, except per share amounts)

	Nine months ended September 30
	2003	2002
	(unaudited)
Revenue:
Licenses and products	$2,327	$3,534
Services	5,281	5,219

Total revenue	7,608	8,753
Cost of revenue:
Cost of licenses and products	26	41
Cost of services	951	1,192
Amortization of software costs	1,814	1,609

Total cost of revenue	2,791	2,842

Gross profit	4,817	5,911
Operating expenses:
Sales and marketing	2,562	3,972
General and administrative	1,213	1,535
Research and development	802	1,217
Depreciation and amortization	110	252
Restructuring charge	—	325

Total operating expenses	4,687	7,301

Income (loss) from operations	130	(1,390)
Other expense, net	(98)	(138)

Income (loss) before income taxes	32	(1,528)
Provision for income taxes	—	—

Net income (loss)	$32	$(1,528)

Per share calculation:
Net income (loss)	$32	$(1,528)
Preferred stock dividend	(212)	(197)

Net loss available to common shareholders	$(180)	$(1,725)

Loss per common share-
Basic and diluted	$(0.01)	$(0.09)

Weighted average number of common shares outstanding-
Basic and diluted	19,802	19,717

See accompanying notes.

Tangram Enterprise Solutions, Inc.

Statements of Cash Flows

(in thousands)

	Nine months ended September 30
	2003	2002
	(unaudited)
Operating activities
Net income (loss)	$32	$(1,528)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	72	122
Amortization	1,851	1,749
Non cash interest expense	52	74
Reserve for doubtful accounts	49	35
Other	(27)	(2)
Cash provided by (used in) changes in working capital items:
Accounts receivable and other current assets	1,396	2,473
Accounts payable	(99)	81
Accrued expenses	(159)	(1,188)
Deferred revenue	(659)	(1,051)

Net cash provided by operating activities	2,508	765
Investing activities
Deferred software costs	(788)	(1,317)
Expenditures for property and equipment	(78)	(18)
Decrease in other assets	—	18

Net cash used in investing activities	(866)	(1,317)
Financing activities
Net (repayments) borrowings on notes payable from shareholders	(650)	500

Net cash (used in) provided by financing activities	(650)	500

Net increase (decrease) in cash and cash equivalents	992	(52)
Cash and cash equivalents, beginning of period	418	322

Cash and cash equivalents, end of period	$1,410	$270

Supplemental disclosure of non-cash activities
Cash paid during the period for interest	$35	$8

Issuance of stock to repay debt	$—	$300

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

Impairment of Long-Lived Assets and Identifiable Intangible Assets

The Company accounts for long-lived assets pursuant to Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” The Company evaluates its property and equipment, certain intangible assets and other long-lived assets for impairment and assesses their recoverability based upon anticipated future cash flows. If changes in circumstances lead Company management to believe that any of its long-lived assets may be impaired, the Company will (a) evaluate the extent to which the remaining book value of the asset is recoverable by comparing the future undiscounted cash flows estimated to be associated with the asset to the asset’s carrying amount and (b) write-down the carrying amount to market value or discounted cash flow value to the extent necessary. As of September 30, 2003, management did not consider any of the Company’s long-lived assets to be impaired.

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

SFAS No. 86 requires that at each balance sheet date, the unamortized capitalized costs of a computer software product be compared to the net realizable value of that product. The amount by which the unamortized capitalized costs of a computer software product exceed the net realizable value of that asset shall be written off. The net realizable value is determined based on the estimated future gross revenues from that product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and customer support required to satisfy the Company’s responsibility set forth at the time of sale. As of September 30, 2003, management did not consider any of the unamortized capitalized costs of computer software to be impaired.

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

Income taxes

The Company utilizes the liability method of accounting for income taxes, as set forth in SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 prescribes an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements. Deferred tax assets are recognized, net of any valuation allowance, for deductible temporary differences and operating loss and tax credit carryforwards. A valuation allowance is provided when it is considered more likely than not that some or all of the deferred tax assets may not be realized. As of September 30, 2003 and December 31, 2002, the Company had a valuation allowance against the entire net deferred tax asset.

Stock-Based Compensation

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. The Company has elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” to account for employee stock options. Under APB No. 25, no compensation expense is recognized unless the exercise price of our employee stock options is less than the market price of the underlying stock on the date of grant. The Company has not recorded such expenses in the periods presented because it grants options at the fair market value of the underlying stock on the date of grant.

The Company has granted incentive and non-qualified stock options to employees and directors under three outstanding stock option plans: the 1988 Stock Option Plan (the “1988 Plan”), the Stock Option Plan for Directors (the “Directors’ Plan”), and the 1997 Equity Compensation Plan (the “1997 Plan”).

The Company may no longer grant options under the 1988 Plan or the Directors’ Plan. Through September 30, 2003, the Company had options outstanding under these plans of 141,800 shares (1988 Plan), 18,000 shares (Director’s Plan), and 1,097,900 (1997 Plan). Under the plans, the Board of Directors determines the option exercise price on a per-grant basis, but the price shall not be less than fair market value on the date of grant. Generally, outstanding options vest over periods not exceeding 4 years after the date of grant and expire 10 years after the date of grant. All options granted under the plans to date have been at exercise prices that have been equal to fair market value at date of grant. At September 30, 2003, the Company has approximately 2,125,200 shares of common stock reserved for future issuance under the plans.

The following information regarding net income (loss) and earnings (loss) per share prepared in accordance with SFAS No. 123 has been determined as if the Company had accounted for its employee stock options and employee stock plan under the fair value method prescribed by SFAS No. 123. The resulting effect on net income (loss) and earnings (loss) per share pursuant to SFAS No. 123 is not likely to be representative of the effects on net income (loss) and earnings (loss) per share pursuant to SFAS No. 123 in future periods due to subsequent periods including additional grants and periods of vesting. The fair value of options was estimated at the date of grant using a Black-Scholes option valuation model.

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

The following assumptions were used by the Company to determine the fair value of stock options granted using the Black-Scholes option-pricing model:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Dividend yield	0%	0%	0%	0%
Expected volatility	287%	212%	287%	212%
Expected option life	3 years	8 to 10 years	3 years	4 to 10 years
Risk-free interest rate	1.9%	3.7% to 4.1%	1.7% to 1.9%	2.6% to 5.7%

The per share weighted-average fair value under SFAS No. 123 of all stock options issued by the Company during the nine-months ended September 30, 2003 and 2002 was $0.37 and $0.84, respectively.

For purposes of disclosures pursuant to SFAS No. 123 as amended by SFAS No. 148, the estimated fair value of options is amortized over the options’ vesting period.

The following table illustrates the effect on reported net income (loss) available to common shareholders and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Net income (loss) available to common shareholders, as reported	$62	$(47)	$(180)	$(1,725)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(26)	(130)	(163)	(388)

Pro forma income (loss)	$36	$(177)	$(343)	$(2,113)

Earnings (loss) per common share-
Basic and diluted	$0.00	$(0.01)	$(0.02)	$(0.11)

Earnings Per Share

Basic net income (loss) per common share is computed by dividing net income (loss), after stock dividend requirements, attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share (“Diluted EPS”) is computed by dividing net income (loss), after stock dividend requirements, attributable to common stockholders by the sum of the weighted average number of common shares outstanding and the weighted average dilutive common share equivalents then outstanding. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect.

Common share equivalents consist of shares issuable upon the exercise of stock options. During the three months ended September 30, 2002 and the nine months ended September 30, 2003 and 2002, there were 500, 2,300 and 17,100 outstanding common share equivalents, respectively, that were not included in the computation of Diluted EPS as their effect would have been anti-dilutive, thereby decreasing the net loss per common share. During the three months ended September 30, 2003, there were no outstanding common share equivalents that were not included in the computation of Diluted EPS.

Impact of Recently Issued Accounting Standards

In January 2003, the EITF published EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF Issue 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. EITF Issue 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue 00-21 did not have an impact on the Company’s financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, which addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interest in variable interest entities obtained after January 31, 2003. The adoption of this Interpretation did not have an impact on the Company’s financial statements. The Interpretation becomes effective for entities created before February 1, 2003 as of the beginning of the first period after December 15, 2003. We do not anticipate the adoption of this provision of the Interpretation to have an impact on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer of financial statements classifies and measures certain financial instruments that have characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company’s financial statements.

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

Note 3. Long-Lived Assets and Identifiable Intangible Assets

Long-lived assets and identifiable intangible assets consist of the following at September 30, 2003 and December 31, 2002 (in thousands):

	Amortization Method	Estimated Lives	September 30, 2003	December 31, 2002
			(unaudited)	(audited)
Acquired software technology	Straight-line	4 years	$2,753	$2,753
Cost in excess of net assets of business acquired	Not Applicable	Indefinite	8,588	8,588
Software development costs	Straight-line	2-3 years	5,760	5,143
Other intangibles	Straight-line	Fully amortized	373	373

			17,474	16,857
Less accumulated amortization			(12,103)	(10,423)

Net intangible assets			$5,371	$6,434

Acquired software technology and other intangibles are stated at cost. Amortization is provided using the straight-line method over estimated useful lives of four and two years, respectively.

Software development costs are accounted for in accordance with SFAS No. 86. Research and development costs are comprised of the following as of September 30 (in thousands):

	Three months ended September 30		Nine months ended September 30
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Research and development costs incurred	$528	$755	$1,590	$2,534
Less – capitalized software development costs	(220)	(478)	(788)	(1,317)

Research and development costs, net	$308	$277	$802	$1,217

Amortization of software development costs is provided on a product-by-product basis over the estimated economic life of the software, not to exceed three years, using the straight-line method. Amortization commences when a product is available for general release to customers. Included in cost of revenue is amortization of software development costs and acquired software technology of $700,000 and $513,000 for the three months ended September 30, 2003 and 2002, respectively. Amortization of software development costs and acquired software technology for the nine months ended September 30, 2003 and 2002 was $1.8 million and $1.6 million, respectively.

Note 4. Long-term Debt – Shareholders

On February 13, 2003, the Company modified the terms of its $3 million unsecured revolving line of credit with Safeguard and its $1.2 million unsecured non-interest bearing Promissory Note to TBBH Investments Europe AG (“TBBH”) (the successor in interest to Axial Technology Holding AG).

Under the terms of the new agreement, the Company issued to Safeguard Delaware, Inc. (“Safeguard Delaware”), a wholly owned subsidiary of Safeguard, a new $1.35 million unsecured, variable rate Revolving Note (the “Revolving Note”) and a $650,000 unsecured, variable rate Demand Note (the “Safeguard Demand Note”) (described below). The Revolving Note and the Safeguard Demand Note replace the previously existing $3 million unsecured revolving line of credit, of which $1.3 million was outstanding at the time of replacement, provided to the Company by Safeguard. Amounts outstanding under the Revolving Note bear interest at an annual rate equal to the prime rate of PNC Bank, N.A. plus one percent (1%), payable quarterly in arrears on the first business day of January, April, July and October. The Company may from time to time borrow, repay and reborrow up to $1.35 million outstanding under the Revolving Note through February 13, 2004, at which time the Revolving Note may be renewed by Safeguard Delaware at its sole discretion. Safeguard Delaware was required to notify the Company by November 13, 2003, whether or not Safeguard Delaware would renew the Revolving Note on February 13, 2004. On November 3, 2003, Safeguard Delaware notified the Company of its intentions not to renew the Revolving Note upon its expiration on February 13, 2004. As of November 14, 2003, there were no outstanding borrowings under the Revolving Note with Safeguard. If during the remaining term of the Revolving Note the Company were to borrow under the Revolving Note, the Company would be required to repay all such outstanding borrowings and accrued but unpaid interest by August 13, 2004. Repayment of the Revolving Note may occur earlier in the case of a sale of all or substantially all of the assets of the Company, a business combination or upon the closing of a debt or equity offering in excess of $2.5 million.

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

The following table presents the carrying amounts and fair values of the Company’s debt instruments as of September 30, 2003 and December 31, 2002 (in thousands):

	September 30, 2003	December 31, 2002
	(unaudited)	(audited)
Borrowings under revolving credit facility due Safeguard (1)	$—	$1,300
Borrowings under Revolving Note due Safeguard	—	—
Notes payable due Axial (shareholder) (less unamortized discount of $79 – effective rate of 9.5%) (1)	—	1,121
Demand Note due Safeguard	650	—
Demand Note due TBBH (shareholder) (less unamortized discount of $27 – effective rate of 9.5%)	1,173	—

	1,823	2,421
Less current portion	(1,823)	(467)

Long – term debt – shareholders	$—	$1,954

(1)	– Retired February 13, 2003

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

Note 5. Equity Transactions

Safeguard is the holder of all 3,000 shares of the Series F Convertible Preferred Stock (“Series F Shares”). Under the terms of the Series F Shares, holders of the Series F Shares are entitled to a cumulative quarterly dividend, when and if declared by the Board, at a rate per share equal to 2% of the issuance price per quarter. At September 30, 2003, dividends in arrears on the Series F Shares were approximately $688,000 and are classified as an other long-term liability in the Company’s balance sheet presented herein.

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

In 1996, we began focusing our business on the asset tracking market and the introduction and sale of our Asset Insight product. Asset Insight, an information technology asset tracking product, allows businesses to track changes in their information technology asset base (including hardware and software), forward plan technology requirements, optimize end-user productivity, and calculate the cost of software and hardware upgrades. In October 2000, we announced a strategic move to become a leader in the ITAM market. This strategy allowed us to build upon our core Asset Insight tracking technology and expertise and expand into a steadily growing, multi-billion dollar market. In support of this business strategy, we purchased the technology of Wyzdom Solutions, Inc. from Axial Technology Holding AG (“Axial”) in March 2001, providing the technological foundation for Tangram’s asset management offering, Enterprise Insight. This lifecycle offering, which has been rebranded as a member of the Tangram family of solutions, allows business leaders to manage their information technology assets from initial planning and procurement through final disposal—ensuring information technology assets are maximized to cost-effectively support corporate objectives. We continue to enhance our industry-leading asset tracking technology to ensure our customers can effectively manage new and emerging technologies, such as wireless and handheld personal digital assistant (PDA) devices. These asset tracking features remain the foundation of every asset management initiative. Additionally, in support of the commitment to make Asset Insight a fully web-enabled solution, all new features will be web-based, allowing our customers to access and analyze their diverse asset information directly from their web browsers. In early February 2003, we released what we believe to be the market’s first and only fully unified ITAM solution. This unified Insight solution automatically and seamlessly combines the physical IT asset information tracked by Asset Insight with the financial and contractual information managed by Enterprise Insight, delivering a single, holistic view of all enterprise IT assets from a common user interface, without the need for costly and difficult-to-implement data integrations. Tangram’s unified Insight solution allows customers to more quickly, efficiently, and accurately tackle critical IT business issues, such as software license compliance, disaster recovery planning, loss prevention, and lease management. On November 5, 2003 we announced the commercial availability of OverSight. OverSight utilizes patent-pending Crosshair™ technology to provide management with a powerful methodology for denying access to any given file or software package, on any desktop in the enterprise. Specifically, this solution allows a company to immediately deploy policies that keep users from executing, reading, copying, renaming, or deleting files. It can target desktops with any level of granularity—segmenting by geography, business unit, individual desktop, or the entire enterprise. In particular, OverSight can be used to: minimize virus and worm outbreaks, shut down file-sharing programs and spyware, avoid unmonitored instant messaging, eliminate illegal or offensive materials, enforce desktop standards, and control file access and corporate confidentiality. OverSight uses a web-based interface to create and distribute policies from a central server to clients running the OverSight Compliance Monitor. Policies can be distributed immediately or per a schedule when timing is less critical. OverSight policies can be enforced using selective criteria, from the entire enterprise down to a single individual desktop. Once distributed, policies are enforced by each client system, which maintains control over the files that can be loaded and executed in its individual environment. As part of our lifecycle asset management offering, we are expanding our services offerings whereby we work closely with our customers to prioritize their asset management requirements, pinpointing the necessary process and technology changes and executing a phased asset management implementation plan that delivers significant value during each step of the deployment. This tailored service covers specific disciplines, such as (i) software license management; (ii) enterprise moves, adds and changes; (iii) lease management, and (iv) procurement. To further assist our customers in leveraging the extensive benefits of our solutions, we also offer a variety of deployment planning, strategic implementation, business process, best practices, and training services.

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

Allowance for Doubtful Accounts

Our allowance for doubtful accounts relates to customer accounts receivable. The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. We determine the allowance based on historical write-off experience and how our customers are affected by current general market and economic conditions. We review the allowance for doubtful accounts monthly. We specifically analyze customer receivables, as well as customer credits, customer concentrations, customer credit-worthiness, current economic trends, and changes in customer payment terms, when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Likewise, should we determine that we would be able to realize more of our receivables in the future than previously estimated, an adjustment to the allowance would increase income in the period such determination was made. Past due balances over 90 days are reviewed individually for collectibility. All other balances are evaluated on a pooled basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Material differences may result in the amount and timing of our charged to the allowance for any period if management made different judgments or utilized different estimates. Management believes that the current estimate of allowances for doubtful accounts recorded as of September 30, 2003, adequately covers potential credit risks.

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

If we determine that the carrying value of intangible assets, exclusive of identifiable goodwill, may not be recoverable based upon the existence of one or more of the above indicators of impairment, we assess the recoverability of the intangibles by determining whether the carrying value of the intangible assets can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate commensurate with the risk inherent in our current business model. Had different assumptions or criteria been used to evaluate and measure the undiscounted future operating cash flows related to the intangible assets, our assessment of the potential impairment and the recoverability of the asset could have been materially different. As of September 30, 2003, the net carrying value of other intangible assets, exclusive of identifiable goodwill, was zero.

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

Deferred Tax Assets

We are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent that we believe recovery is not likely, we must establish a valuation allowance. We provided a valuation allowance of $8.4 million against our entire net deferred tax asset as of September 30, 2003. The valuation allowance was recorded given the trend of losses we had incurred through September 30, 2003 and the uncertainties regarding our future operating profitability and taxable income.

Revenue Recognition

Our revenues are derived from product licensing and services. Services are comprised of maintenance, professional services, and training. License fees are generally due upon the granting of the license. We also provide ongoing maintenance services (post-contract customer support or PCS), which include technical support and product enhancements, for an annual fee based upon the current price of the product. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.

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

Revenue recognition in accordance with SOP 97-2 can be complex due to the nature and variability of our sales transactions. To continue recognizing software license revenue in the period in which we obtain persuasive evidence of an arrangement and deliver the software, we must have VSOE for each undelivered element. If we do not continue to maintain VSOE for undelivered elements, we would be required to defer recognizing the software license revenue until the other elements are delivered, which could have a significant negative impact on our revenue. As stated above, we recognize revenue using contract accounting for arrangements involving customization or modification of the software or where software services are considered essential to the functionality of the software using the percentage-of-completion method with progress-to-complete measured using labor cost inputs. Completion is measured based on hours incurred to total estimated hours to complete the project. Also, we are required to estimate the total costs to complete the project. These estimates could change and the impact could be significant. As of September 30, 2003, we had deferred $21,800 of contract license revenue that will be recognized under the percentage of completion method as we complete the work under the contract. Further implementation guidelines relating to SOP 97-2 and related modifications may result in unanticipated changes in our revenue recognition practices and such changes could significantly affect our future revenues and results of operations.

Results of Operations

Revenue

Licenses and products revenue for the three-month period ended September 30, 2003 decreased 37% to $892,000, from $1,408,000 in the comparable period in 2002. For the nine-month period ended September 30, 2003, licenses and products revenue decreased 34% to $2.3 million from $3.5 million in the comparable nine-month period in 2002. Licenses and products revenue include the sales of our ITAM product line, which consists of Asset Insight and Enterprise Insight, and product upgrades and add-ons of AM:PM and our traditional mainframe product, Arbiter. For the three-month period ended September 30, 2003, Asset Insight licenses and products revenue contributed $665,000, or 75% of total licenses and products revenue, down 26% from $883,000, or 64%, in the comparable period in 2002. For the three-month period ended September 30, 2003, Enterprise Insight product revenue was $72,000 or 8% of total licenses and products revenue, up 73% from $42,000, or 3%, in the comparable period in 2002. For the nine-month period ended September 30, 2003, Asset Insight licenses and products revenue decreased 35% to $1.8 million from $2.7 million in the comparable period in 2002. Revenue from Enterprise Insight contributed $179,000 for the nine-month period ended September 30, 2003 increasing 328% from $42,000 in the comparable period in 2002. The softness in the overall IT spending environment due to the economic and geopolitical uncertainties that exist continued to challenge us through the first nine months of 2003. Our business and operating results are subject to the effects of changes in general economic conditions. There has been a rapid and severe downturn in the worldwide economy. We are uncertain as to its future severity and duration. We believe that these conditions, as well as the decline in worldwide economic conditions, have led our current and potential customers to reduce their IT spending and have had the effect of extending our normal product sales cycles. If these conditions worsen, demand for our products and services may be reduced as a result of even further reduced spending on IT products such as ours. Additionally, our sales engagement process requires our direct sales consultants to explore each organization’s asset management goals and business drivers prior to delivering a solution plan. The time investment devoted to each sale opportunity coupled with our limited resources associated with a small direct domestic sales force following our corporate cost restructuring in 2002 have limited the number of active opportunities our sales consultants can effectively work, thus further impacting our ability to grow our ITAM revenue. For the three-month period ended September 30, 2003, upgrade revenue from AM:PM and our traditional mainframe products was $155,000, or 17% of total licenses and products revenue, compared to $474,000, or 33% in the comparable period in 2002. Revenue from upgrades of AM:PM and our traditional mainframe products decreased to $386,000 for the nine months ended September 30, 2003 compared to $785,000 for the same nine-month period in 2002. Because we have focused our efforts on our core ITAM offerings and away from automated software distribution and the traditional mainframe product lines, we expect little, if any, future AM:PM and Arbiter license revenue and any future revenue to be unpredictable. Our business growth, increase in revenues, and improved operating results are contingent upon our ability to expand our operations internationally. For the nine-month period ended September 30, 2003, international licenses and products revenue amounted to $94,000, or 4%, of total licenses and products revenue, compared to $126,000, or 3.5% in the comparable period in 2002. International expansion will require significant management attention and financial resources, and we ultimately may not be successful in expanding our international operations. We have limited experience in developing local language versions of our products and, to date, limited success in marketing our products to international customers.

Services revenue for the three-month period ended September 30, 2003 increased 13% to $1.8 million from $1.6 million in the comparable period in 2002. Services revenue for the nine-month period ended September 30, 2003 increased 1% to $5.3 million in 2003 from $5.2 million in the comparable period in 2002. Services revenue includes PCS agreements, expert asset management consulting services, and training and support services not otherwise covered under maintenance agreements. PCS includes telephone support, bug fixes, and rights to upgrades on a when-and-if available basis. Consulting services consist primarily of implementation services performed on a time and material basis for the installation of our software products, best practices and implementation services, and on-site training services. PCS revenue from sales of the ITAM product line increased 9% to $1.4 million during the three-month period ended September 30, 2003 from $1.2 million for same period in 2002. For the nine-month period ended September 30, 2003, PCS revenue from sales of the ITAM product line increased 9% to $4.0 million from $3.7 million for same period in 2002. In accordance with our revenue recognition policy, we recognize revenues from post-contract support services ratably over the term of the support period, generally one year and once collectibility is assured. AM:PM and Arbiter PCS revenue decreased 14% to $238,000 for the three-month period ending September 30, 2003 from $277,000 in the comparable period in 2002. For the nine months ended September 30, 2003,

AM:PM and Arbiter PCS revenue decreased 26% to $754,000 from $1.0 million in the comparable period in 2002. As noted above, we expect the trend of declining AM:PM and Arbiter PCS revenue renewals to continue. For the three-month period ended September 30, 2003, our consulting services revenue was $246,000 compared to $102,000 in the comparable period in 2002. Consulting services revenue for the nine-month period ended September 30, 2003 increased to $502,000 from $498,000 during the same period in 2002. Recently, we have experienced an increased demand for our professional services as the result of existing customers preparing for the recent product release upgrade and the professional service component associated with Enterprise Insight sales. Current consulting services backlog (open customer POs for service but not yet scheduled by the customers) is $216,000. A key part of our strategy will be the continued delivery of expert asset management services. If we are unable to meet customers’ service requests with internal resources (due to limited capacity or business expertise), we will endeavor to partner with our resellers and other third-party service providers for additional support. There can be no assurance that we will be able to effectively maintain this new focus on providing consulting services. Our failure to implement solutions that address customers’ requirements and provide timely and cost-effective customer support and service could have a material adverse effect on our future business, operating results, and financial condition.

Cost of Revenue

Cost of licenses and products includes the costs related to the distribution of licensed software products. The principal materials and components used in our software products are CD-ROMs with documentation and occasionally hard copy installation guides. We occasionally use third-party vendors to print user manuals, packaging and related materials. All of the CD-ROM duplication is done at our distribution facility located in our corporate headquarters. Cost of licenses and products is relatively immaterial in relation to the associated revenue. Cost of licenses and products was ($3,000) for the three-month period ended September 30, 2003, and $10,000 in the comparable period in 2002. For the nine-month period ended September 30, 2003, cost of licenses and products decreased to $26,000 from $41,000 in the comparable period in 2002. Cost of licenses and products as a percentage of licenses and products revenue was 1% for the nine-month periods ended September 30, 2003 and 2002.

Cost of services reflects the cost of the direct labor force, including the associated personnel, travel and subsistence, and occupancy costs incurred in connection with providing consulting and maintenance services. Cost of services for the three-month periods ended September 30, 2003 and 2002 remained constant at $369,000. For the nine month period ended September 30, 2003, cost of services decreased 20% to $951,000 from $1.2 million during the same period in 2002. The overall decrease in cost of services is primarily the result of lower spending on personnel and related costs as well as reduced fixed and variable facilities cost resulting from last year’s restructuring initiatives. During 2002, we effected a restructuring plan designed to reduce our cost structure by consolidating our development staff and closing a facility located in Malvern, Pennsylvania, downsizing our corporate facility, and reducing our workforce. Because of the above-noted explanations, the cost of services as a percentage of services revenue for the three-month period ended September 30, 2003 decreased to 20% from 23% in 2002, and for the nine-month period ended September 30, 2003 decreased to 18% from 23% in 2002.

Software development costs are accounted for in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” We capitalize certain software development costs incurred to develop new software or to enhance our existing software. Such capitalized costs are amortized on an individual product basis commencing when a product is generally available for release. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Amortization of software development costs is provided on a product-by-product basis over the estimated economic life of the software, not to exceed three years, using the straight-line method. In 2001, we expended $3.5 million for the acquisition of software technology in connection with the purchase of the Wyzdom technology. Amortization of acquired software technology is provided using the straight-line method over an estimated useful life of four years. For the three-month period ended September 30, 2003, amortization of software development costs and acquired software technology increased 36% to $700,000 from $513,000 in 2002. For the nine-month period ended September 30, 2003 amortization of software development costs and acquired software technology increased 13% to $1.8 million compared to $1.6 million in 2002. The increase in amortization of software development costs and acquired software technology during the three month period ended September 30, 2003 is due to our release of Asset Insight v5 and Enterprise Insight v4 to customers in April 2003. Amortization of software development costs associated with the development effort for Asset Insight v5 and Enterprise Insight v4 resulted in an increase in our quarterly cost of approximately $250,000.

Sales and Marketing

Sales and marketing expenses consist principally of salaries, commissions, and benefits for sales, marketing, and channel support personnel, and the costs associated with product promotions and related travel. Sales and marketing expenses for the three-month period ended September 30, 2003 decreased 32% to $818,000, down from $1.2 million in the comparable period in 2002. For the nine months ended September 30, 2003, sales and marketing expenses decreased 36% to $2.6 million from $4.0 million during the same period in 2002. The reduction in overall spending in both the three and nine-month periods is principally as a result of lower spending on marketing initiatives, reduced personnel and related costs, and lower fixed and variable facilities costs resulting from last year’s restructuring initiatives noted above as well as a revised commission plan in put in for 2003. Sales and marketing expenses as a percentage of revenue decreased to 30% for the three-month period ended September 30, 2003 from 39% in the comparable period in 2002. For the nine-month period ended September 30, 2003, sales and marketing expenses as a percentage of revenue decreased to 34% from 45% in 2002. As noted earlier, our sales engagement process requires our direct sales consultants to explore each customer organization’s asset management goals and business drivers prior to delivering a solution plan. This process requires the efforts of experienced sales personnel, as well as specialized consulting professionals. The time investment devoted to each sale opportunity coupled with a small direct domestic sales force has limited the number of active opportunities our sales consultants can effectively work. In 2002, we started a process of evaluating every member of our direct sales force to determine whether they have the necessary skills. We have taken action, and may be required to take further action, where necessary to upgrade or replace skill sets, as well as invest in a larger sales force, in order to generate higher levels of sales activity. If we are unable to successfully expand our sales force or hire sales personnel in the future and train them in the use of our products, our business, operating results, and financial conditions could be harmed.

General and Administrative

General and administrative expenses consist principally of salaries and benefit costs for administrative personnel, general operating costs, legal, accounting and other professional services. General and administrative expenses for the three-month period ended September 30, 2003 decreased 32% to $357,000, down from $522,000 in the comparable period in 2002. For the nine months ended September 30, 2003, general and administrative expenses decreased 21% to $1.2 million from $1.5 million during the same period in 2002. The reduction in costs in 2003 was primarily the result of lower spending on personnel and related costs as well as reduced fixed and variable facilities cost resulting from last year’s restructuring initiatives noted above, offset in part by a lower reserve charge for bad debts in 2002 reflecting the general improvement in accounts receivable collections during that period. The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. We determine the allowance based on historical write-off experience and how the our customers are affected by current general market and economic conditions. We review our allowance for doubtful accounts monthly. We specifically analyze customer receivables, as well as customer credits, customer concentrations, customer credit-worthiness, current economic trends, and changes in customer payment terms, when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Likewise, should we determine that we would be able to realize more of our receivables in the future than previously estimated, a reduction to the allowance would increase income in the period such determination was made. Past due balances over 90 days are reviewed individually for collectibility. All other balances are evaluated on a pooled basis. At December 31, 2001, the Company increased its general and specific account reserve based on the continuing economic slowdown and business failures that had occurred, a higher write off experience in 2001 and 2000, and the recent bankruptcy filing of an existing account. In response to these concerns, in 2002 the Company allocated additional resource to the collection of existing accounts receivables. As a result of these actions and the validation by the bankruptcy judge of the outstanding receivable, management determined that the allowance for doubtful accounts could be reduced in June 2002. This adjustment in the allowance resulted in a reduction in general and administrative expenses in 2002 of approximately $140,000. For the three-month period ended September 30, 2003, as a percentage of total revenue, general and administrative expenses were 13% as compared to 17% in 2002. For the nine month period ended September 30, 2003, as a percentage of total revenue, general and administrative expenses were 16% compared to 18% in 2002.

Research and Development

Research and development expenses consist primarily of salaries and benefits for the software development and technical support staff and, to a lesser extent, costs associated with independent contractors. Gross expenditures for research and development for the three-month period ended September 30, 2003 decreased 30% to $528,000 from $755,000 in the comparable period in 2002. Comparing the nine months ended September 30, 2003 and 2002, gross research and development decreased 37% to $1.6 million from $2.5 million, respectively. As a percentage of revenue, gross research and development costs decreased to 19% in the third quarter of 2003 from 25% in the same period in 2002 and decreased to 21% for the nine months ended September 30, 2003 down from 29% during the same period in 2002. The reduction in costs in 2003 was primarily the result of lower spending on personnel and related costs as well as reduced fixed and variable facilities costs resulting from last year’s restructuring initiatives noted above. In accordance with the provisions of SFAS No. 86, we capitalize certain software development costs incurred to develop new software or to enhance our existing software. For the three-month period ended September 30, 2003, we capitalized and deferred development costs of $220,000, or 41% of gross research and development costs, compared to $478,000, or 62% of gross research and development costs in the comparable period in 2002. Deferred development costs for the nine months ended September 30, 2003 was $788,000 compared to $1.3 million for the nine months ended September 30, 2002. The lower absolute deferral cost in 2003 is the result of the completion and release of Asset Insight v5 and Enterprise Insight v4 in April 2003 and the cost reductions noted above. As a result of rapid technological change in the industry, our position in existing markets can be eroded rapidly by product advances. The lifecycles of our products are difficult to estimate. Our growth and future financial performance depend in part upon our ability to improve existing products and develop and introduce new products that keep pace with technological advances, meet changing customer needs, and respond to competitive products. If we cannot compete effectively in our markets by offering products that are comparable in functionality, ease of use, and price to those of our competitors, our revenues will decrease, and our operating results will be adversely affected. Many of our current and potential competitors have substantially greater financial, technical, marketing, and other resources than we have. As a result, they may be able to devote greater resources than we can to the development, promotion, and sale of their products and may be able to respond more quickly to new or emerging technologies and changes in customer needs. As such, we will continue to commit substantial resources to research and development efforts in the future.

Depreciation and Amortization

The following table provides a summary by category of the charges to depreciation and amortization (excluding deferred software development costs) for the three and nine-month periods ended September 30, 2003 and 2002 (in thousands):

	Three months ended September 30		Nine months ended September 30
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Depreciation	$16	$35	$72	$112
Amortization of other intangibles:	—	47	38	140

Total depreciation and amortization	$16	$82	$110	$252

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

Amortization of software development costs (which includes amortization of acquired software technology) is provided on a product-by-product basis over the estimated economic life of the software, not to exceed three years, using the straight-line method. In accordance with the provisions of SFAS No. 86, included in cost of revenue is amortization of software development costs of $700,000 and $513,000 for the three-month periods ended September 30, 2003 and 2002, respectively. For the nine-month period ended September 30, 2003 amortization of software development costs was $1.8 million compared to $1.6 million in the comparable period in 2002.

Restructuring Charge

During 2002, we effected a restructuring plan designed to reduce our cost structure by reducing our workforce and closing a facility located in Malvern, PA,. As a result, we recorded a restructuring charge of $325,000 in the nine-month period ended September 30, 2002 reflecting severance benefits provided to terminated employees and the close down cost of vacating the Malvern, PA, facility. Severance was based on associates’ years of service as well as their position within the organization and was paid over the severance period. The reduction in workforce included 19 associates, which was expected to provide future annualized operating cost savings of $1.2 million. As of September 30, 2003, all costs associated with this restructuring plan have been paid.

Other Expense, Net

Other expense, net consists primarily of interest expense. For the three-month period ended September 30, 2003, interest expense, resulting principally from the Safeguard Demand Note and the TBBH Demand Note, was $37,000 compared to $38,000 in the comparable period in 2002. For the nine months ended September 30, 2003, interest expense was $102,000 compared to $149,000 during the comparable period in 2002. The reduction in interest expense for the nine-month period is the result of lower borrowing levels and the reduction in interest rates in 2003. Included in the interest expense for 2003 is interest income of $3,000 and a realized gain of $1,000 associated with the movements in foreign currency exchange rates. Included in the interest expense for 2002 is interest income of $5,000 and a realized gain of $6,000 associated with the movements in foreign currency exchange rates.

Provision for Income Taxes

There was no net provision for income taxes for the three and nine-month periods ended September 30, 2003 and 2002 due to the net operating loss carryforwards and net losses incurred. At December 31, 2002, the Company had net operating loss carryforwards of approximately $29.3 million, which are available to offset future federal taxable income and expire in various amounts from 2003 through 2022.

Net Earnings (Loss)

We have incurred substantial losses in recent years, and predicting our future operating results is difficult. If we continue to incur losses, if our revenues decline, or if our expenses increase without commensurate increases in revenues, our operating results will suffer and the price of our common stock may fall. For the three-month period ended September 30, 2003, we incurred net earnings of $134,000, compared to net earnings of $19,000, in 2002. For the nine-month period ended September 30, 2003, we incurred net earnings of $32,000, or ($0.01) per share (after giving effect to preferred dividend), compared to a net loss of $1.5 million, or ($0.09) per share (after giving effect to preferred dividend) during the same period in 2002. Although we experienced a decrease in revenues for the nine-month period ended September 30, 2003 when compared to 2002, as a result of the cost savings associated with our 2002 restructuring initiatives, we were able to significantly decrease our cost structure and net loss.

Impact of Recently Issued Accounting Standards

See Note 2 – Significant Accounting Policies to the Financial Statements with respect to the Impact of Recently Issued Accounting Standards.

Liquidity and Capital Resources

As of September 30, 2003, we had $1.4 million of cash on hand, $1.5 million in gross trade receivables, and $1.35 million of borrowing capacity on our revolving note with Safeguard. In the past, we have funded our operations through borrowings under a credit facility with Safeguard and cash generated from operations. However, the recent trend of operating losses, inconsistent revenue trends, and Safeguard’s notification of its intentions not to renew the Revolving Note upon its expiration on February 13, 2004 will likely require us to seek other sources of capital.

Our operating activities provided cash of $2.5 million for the nine-month period ended September 30, 2003 compared to $765,000 during the comparable period in 2002. Net cash provided by operating activities in 2003 consisted primarily of the net earnings of $32,000, adjusted for $2.0 million of non-cash charges to operations. Changes in operating assets and liabilities provided $479,000 in cash for the nine-month period ended September 30, 2003 primarily related to a $1.4 million decrease in our accounts receivable and other assets balances. Net cash provided by operating activities for the nine-month period ended September 30, 2002 consisted primarily of the net loss of $1.5 million, adjusted for $1.9 million of non-cash charges to operations. Changes in operating assets and liabilities provided cash of $379,000 for the nine-month period ended September 30, 2002.

Investing activities used cash of $866,000 and $1.3 million in the nine-month periods ended September 30, 2003 and 2002, respectively, principally representing capitalized software development costs. In accordance with SFAS No. 86, we capitalized and deferred development costs of $788,000, or 49% of gross research and development costs, in 2003, and $1.3 million, or 47% of gross research and development costs, in 2002. Net cash used in investing activities reflects our continued and ongoing investment associated with our commitment to develop, enhance, and improve our ITAM product line. Our business is not capital asset intensive, and capital expenditures in any year normally would not be significant in relation to our overall financial position. Generally, our capital expenditures relate to information technology hardware and software purchases. Capital expenditures were approximately $78,000 for the nine-month period ended September 30, 2003 as compared to $18,000 in the first nine months of 2002. We currently expect our capital expenditure requirements for the remainder of 2003 to be in a range of $50,000 to 100,000.

Financing activities used cash of $650,000 in the nine-month period ended September 30, 2003. As result of the improvements in our net cash performance from operating activities, we were able to reduce our borrowings under our Safeguard revolving note by $650,000 in 2003. There were no exercises of employee stock options due to our stock price level.

In the past, we have funded our operations through borrowings under the credit facility with Safeguard and from cash generated from operations. Although operating activities may provide cash in certain periods, we anticipate that our operating and investing activities may use additional cash during the next twelve months. The recent trend of operating losses and inconsistent revenue trends may require us to obtain additional equity or debt financing. Additionally, Safeguard’s notification of its intentions not to renew the Revolving Note upon its expiration on February 13, 2004 will likely require us to seek a replacement source of operating capital. If we are unable to secure a replacement credit facility, our existing cash reserve may not be sufficient to satisfy our cash needs during the next twelve months. We have no present understanding, commitment, or agreement with respect to any such transaction. Accordingly, there can be no assurance that we will have access to adequate debt or equity financing or that, if available, it will be under terms and conditions satisfactory to us or which may not be dilutive. If we are unable to obtain sufficient additional funds, we may have to delay, scale back or eliminate some or all of our development activities or certain of our sales and marketing initiatives.

Contractual Obligations

Our contractual obligations consist of non-cancelable operating leases for facilities and equipment, debt financing, and cumulative dividend requirements on the Series F Convertible Preferred Stock. The following table summarizes our contractual obligations as of September 30, 2003 with management’s estimate of payments based upon existing contractual terms:

	Payments Due by Periods (in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	After 3 Years
Operating leases	$377	$370	$7	$—
Revolving Note	—	—	—	—
Safeguard Demand Note	650	650	—	—
TBBH Demand Note	1,200	1,200	—	—
Series F Convertible Preferred Stock dividends	688	—	—	688

	$2,915	$2,220	$7	$688

We lease our corporate office facility and certain equipment under several non-cancelable operating lease agreements that expire at various times through 2005. Our facility lease contains fixed rental increases over the life of the lease. Net rental expense under these leases for the periods ended September 30, 2003 and 2002 totaled approximately $244,000 and $756,000, respectively. During 2002, the Company effected a restructuring plan designed to reduce its cost structure by consolidating its development staff and closing its facility located in Malvern, Pennsylvania and downsizing its corporate facility. These initiatives reduced our monthly facility rental expense by approximately $59,000, or $1.5 million over the remaining term of the leases.

On February 13, 2003, we modified the terms of our $3 million unsecured revolving line of credit with Safeguard and our $1.2 million unsecured non-interest bearing Promissory Note to TBBH Investments Europe AG (“TBBH”) (the successor in interest to Axial Technology Holding AG).

Under the terms of the new agreement, we have issued to Safeguard Delaware, Inc. (“Safeguard Delaware”), a wholly owned subsidiary of Safeguard, a new $1.35 million unsecured, variable rate Revolving Note (the “Revolving Note”) and a $650,000 unsecured, variable rate Demand Note (the “Safeguard Demand Note”) (described below). The Revolving Note and the Safeguard Demand Note replace the previously existing $3 million unsecured revolving line of credit, of which $1.3 million was outstanding at the time of replacement, provided to us by Safeguard. Amounts outstanding under the Revolving Note bear interest at an annual rate equal to the prime rate of PNC Bank, N.A. plus 1%, payable quarterly in arrears on the first business day of January, April, July and October. We may from time to time borrow, repay and reborrow up to $1.35 million outstanding under the Revolving Note through February 13, 2004, at which time the Revolving Note may be renewed by Safeguard Delaware at its sole discretion. Safeguard Delaware was required to notify us by November 13, 2003 whether or not Safeguard Delaware would renew the Revolving Note on February 13, 2004. On November 3, 2003, Safeguard Delaware notified us of its intentions not to renew the Revolving Note upon its expiration on February 13, 2004. As of November 14, 2003, there were no outstanding borrowings under the Revolving Note with Safeguard. If during the remaining term of the Revolving Note we were to borrow under the Revolving Note, we would be required to repay all such outstanding borrowings and accrued but unpaid interest by August 13, 2004. Repayment of the Revolving Note may occur earlier in the case of a sale of all or substantially all of our assets, a business combination or upon the closing of a debt or equity offering in excess of $2.5 million.

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

Safeguard is the holder of all 3,000 shares of our Series F Convertible Preferred Stock (“Series F Shares”). The Series F Shares are entitled to a cumulative quarterly dividend, when and if declared by the board, at a rate per share equal to 2% of the issuance price per quarter. At September 30, 2003, dividends in arrears on the Series F Shares were approximately $688,000.

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

We have incurred substantial losses in recent years, and predicting our future operating results is difficult. In the past, we have funded our operations through borrowings under the credit facility with Safeguard and from cash generated from operations. Although operating activities may provide cash in certain periods, we anticipate that our operating and investing activities may use additional cash. If we continue to incur losses and consume cash, if our revenues decline, or if our expenses increase without commensurate increases in revenues, our operating results will suffer and the price of our common stock may fall. The recent trend of operating losses and inconsistent revenue levels may require us to obtain additional equity or debt financing. Additionally, Safeguard’s notification of its intentions not to renew the Revolving Note upon its expiration on February 13, 2004 will likely require us to seek a replacement source of operating capital. However, we have no present understanding, commitment, or agreement with respect to any such transaction. Accordingly, there can be no assurance that we will have access to adequate debt or equity financing or that, if available, it will be under terms and conditions satisfactory to us or which may not be dilutive.

Recent unfavorable economic conditions and reductions in IT spending could limit our ability to grow our business. Our business and operating results are subject to the effects of changes in general economic conditions.

The significant downturn in the U.S. and worldwide economies during the past 18 months has negatively affected our revenues and operations. As companies experience economic downturns, they often delay or cease spending on capital assets and IT infrastructure (including software and related services). We are uncertain as to its future severity and duration. In the future, fears of global recession, war and additional acts of terrorism may continue to impact global economies negatively. We believe that these conditions, as well as the decline in worldwide economic conditions, have led our current and potential customers to reduce their IT spending. If these conditions worsen, demand for our products and services may be further reduced as a result of continued decreased spending on IT products such as ours.

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

Our Asset Insight and Enterprise Insight products are targeted at the ITAM market. In the past, Peregrine Systems, Inc. had the biggest single share of this market; Peregrine recently filed for bankruptcy protection. As a result of Peregrine’s bankruptcy, some prospective Asset Insight and Enterprise Insight customers have questioned the validity of the ITAM market, and some have adopted a “wait and see” position towards purchasing products in this market. The ultimate disposition of Peregrine’s IT asset-related business may have a detrimental effect on our ability to market our Asset Insight and Enterprise Insight products. Peregrine has recently emerged from bankruptcy with a more streamlined operation and with the reduced burden of its pre-bankruptcy liabilities and, as such, we may be competing against a stronger competitor. Additionally, during the bankruptcy process, Peregrine may auction off its IT asset-related business, and the buyer could become a significant competitor to us in this market. This new competitor may have previously been a competitor of ours, or it may be a new entrant in our competitive landscape. There is considerable uncertainty about the future of Peregrine’s IT asset-related business, and the prospects for the IT asset management market and our ability to market and sell Asset Insight and Enterprise Insight may be affected by the outcome of Peregrine’s bankruptcy proceedings. If the ITAM market or Peregrine’s bankruptcy has an adverse effect on our sales, there could be an adverse impact on our business and results of operations.

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

Historically, we have derived, and expect to continue to derive, a significant portion of our total revenue from existing customers who purchase additional products and renew post-contract customer support services (“PCS”). New licenses and products to existing customers represented 38% of our revenue in 2001, 73% of our revenue in 2002, and 72% in the first nine months of 2003. If our customers do not purchase additional products or renew PCS, our ability to increase or maintain revenue levels could be limited. A number of our current customers initially license a limited number of our products for use in a division of their enterprises. We actively market to these customers to have them license additional products from us and increase their use of our products on an enterprise-wide basis. Our customers may not license additional products and may not expand their use of our products throughout their enterprises. In addition, as we deploy new versions of our products or introduce new products, our current customers may not require or desire the functionality of our new products and may not ultimately license these products.

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

Even if we are successful in expanding our operations internationally, conducting business outside North America poses many risks that could adversely affect our operating results. In particular, we may experience gains and losses resulting from fluctuations in currency exchange rates, for which hedging activities may not adequately protect us. To date, the majority of our international revenue has been denominated in United States currency; therefore, we have not experienced any significant currency fluctuations. During the nine-month period ended September 30, 2003, approximately 2.1% of the U.S. dollar value of our invoices were denominated in currencies other than the United States dollar. For the year ended December 31, 2002, approximately 1.9% of the U.S. dollar value of our invoices were denominated in currencies other than the United States dollar. Accordingly, we have minimal exposure to adverse movements in foreign currency exchange rates. However, future exchange rate risks can have an adverse effect on our ability to sell our products in foreign markets. Since we sell our products in U.S. dollars, our sales could be adversely affected by declines in foreign currencies relative to the dollar, thereby making our products more expensive in local currencies. If we are to sell our products in local currencies, we could be competitively unable to change our prices to reflect exchange rate changes. Additional risks we face in conducting business internationally include longer payment cycles, difficulties in staffing and managing international operations, problems in collecting accounts receivable, and the adverse effects of tariffs, duties, price controls, or other restrictions that impair trade.

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

We are exposed to market risk from changes in interest rates. Such changes in interest rates impact interest cost on our interest rate-sensitive liabilities. Interest rate-sensitive liabilities are assumed to be those for which the stated interest rate is not contractually fixed for the next 12-month period. Thus, liabilities that have a market-based index, such as the prime rate, are rate sensitive. As of November 14, 2003, the only interest rate-sensitive liabilities are the Revolving Note, the Safeguard Demand Note, and the TBBH Demand Note. Assuming a hypothetical, immediate 100 basis point increase in the interest rate, our interest expense over the following 12-month period would be increased by approximately $23,000. The hypothetical model prepared by us assumes that the balance of interest rate-sensitive liabilities fluctuates based on our anticipated borrowing levels over the next 12-month period. Thus, this model represents a static analysis, which cannot adequately portray how we would respond to significant changes in market conditions. Furthermore, the analysis does not necessarily reflect our expectations regarding the movement of interest rates in the near term, including the likelihood of an immediate 100 basis point change in the interest rates nor the actual effect on interest cost if such a rate change were to occur. We have not historically used financial instruments to hedge interest rate exposure, do not use financial instruments for trading purposes, and are not a party to any leveraged derivatives.

Foreign Currency Risk

Our business is principally transacted in United States currency. In 2003, the majority of revenue has been denominated in United States currency. Through the first nine months of 2003, 2.1% of the U.S. dollar value of our invoices were denominated in currencies other than the United States dollar. Accordingly, we have minimal exposure to adverse movements in foreign currency exchange rates. This exposure is primarily related to local currency denominated revenue and operating expenses in the United Kingdom. We will continue to assess our need to hedge currency exposures on an ongoing basis and if we are successful in growing our international revenues. However, as of September 30, 2003, we had no hedging contracts outstanding.

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

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 8, 2003, the registrant furnished to the Commission a Current Report on Form 8-K, dated August 7, 2003, to report that the registrant had issued a press release announcing its second quarter 2003 results. This information shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference in any filing under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tangram Enterprise Solutions, Inc.

Date November 14, 2003	/s/ John N. Nelli

John N. Nelli Senior Vice President and Chief Financial Officer (Principal Financial & Accounting Officer)